Form 10-K/A
period 1996-03-31
SUNRISE RESOURCES INC\MN
filed 1996-07-29
CIK 879022

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended:                        Commission File No.:
    March 31, 1996                                      0-19516

                             SUNRISE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                     41-1632858
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                        5500 Wayzata Boulevard, Suite 725
                         Golden Valley, Minnesota 55416
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (612) 593-1904

                  --------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                  --------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]
- - --------------------------------------------

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of June 21, 1996 was approximately $13,086,002 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at June 21, 1996: 7,188,721 shares.

This Amendment No. 1 to the Form 10-K for the year ended March 31, 1996 is being filed to amend Part III as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information relating to the executive officers of the Company is set forth at the end of Part I of the Form 10-K previously filed. The names and ages of current directors of the Company in addition to information regarding their business experience for the past five years is set forth below. Directors are elected to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.


                     Current Positions with the Company
Name and Age         and Principal Occupations and Other        Director
of Nominee           Information for the Past Five Years         Since

Peter J. King        Mr. King has served as a Director of the    1995
    68               Company since February 1995 pursuant
                     to the terms of the merger agreement
                     between the Company and ILC.  Mr. King
                     has also served as a member of the
                     Company's Interim CEO Committee from July
                     1995 to July 1996, subject to the condition that he would abstain from matters presenting a conflict of interest with his pending claims arising from the merger with ILC. Mr. King also served as Chairman of the Board from February
                     1995 to February 1996 when he resigned
                     as Chairman.  Mr. King founded ILC in
                     1974 and served as its President until
                     ILC was merged into the Company. Mr. King served as President of The King Management
                     Corporation since its formation in 1986.
                     Mr. King has over 20 years of experience in the equipment leasing business. Peter
                     King is the father of William King, Vice
                     President - National Vendor Programs of
                     the Company, but is not related to Thomas
                     King, Interim Chairman of the Company's
                     Board.

Donald R. Brattain   Donald R. Brattain has served as a           1989
    55               Director of the Company since November
                     1989. From July 1995 to July 1996, Mr.
                     Brattain served as a member of the
                     Company's Interim CEO Committee, and,
                     from July 1991 to February 1995, he
                     served as the Company's Chairman of the
                     Board.  Mr.  Brattain  has served as
                     President of Brattain & Associates, LLC, an investment company, since 1981. He is also a director of Everest Medical
                     Corporation, Barefoot Grass Lawn Service,
                     Inc., Harmony Brook, Inc., Koala Corporation and Featherlite Mfg., Inc.

Thomas R. King       Mr. King has served as Secretary of the       1991
    56               Company since July 1991 and as a Director
                     of the Company since December 1991. Since
                     February 1996, Mr. King has also served as the Company's Interim Chairman of the Board.
                     He has been an officer and shareholder of Fredrikson & Byron, P.A., the Company's legal counsel, for more than the past five years.
                     He is also a director of Datakey, Inc. and Kelly Russell Studios, Inc. Mr. King is not related to Peter King, a Director and member of the Interim CEO Committee, or William King,
                     Vice President - National Vendor Programs.

Daniel A. Leclerc    Mr. Leclerc has served as a Director of the    1992
    55               Company since November 1992.  He has been
                     President and Chief Executive Officer of
                     Crestwood Capital Corp., a financial services firm, since January 1994. Mr. Leclerc was a consultant to Norwest Equipment Finance, Inc., an equipment finance and leasing company, from January 1993 to December 1993. From
                     October 1989 to December 1992, he was
                     President and Chief Executive Officer of
                     Norwest Equipment Finance. From January 1984 to October 1989, he was President and Chief
                     Executive Officer of Crestwood Capital Corp.
                     Mr. Leclerc is a past director of the Equipment
                     Leasing Association, a national trade
                     organization, and the author of many trade journal articles on equipment leasing.

Thomas M. Strand     Mr. Strand has served as a Director of the      1993
     51              Company since January 1993.  Since 1977, Mr.
                     Strand has been an officer of Dougherty
                     Dawkins, Inc., an investment banking firm, serving as Vice Chairman since March 1995,
                     President from September 1989 to March 1995,
                     Chief Executive Officer from November 1993 to
                     March 1995 and Executive Vice President from
                     1977 to September 1989.

Andrew G. Sall       Mr. Sall has served as a Director of the         1995
    63               Company since February 1995.  Mr. Sall served
                     as Executive Vice President of The Churchill
                     Companies, a company which provides asset based lending and mortgage banking services, from June 1990 to June 1993 when he retired.
                     Mr. Sall currently provides consulting services to various companies.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from April 1, 1995 through March 31, 1996, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with, except that a Form 3 timely filed by Peter King inadvertently omitted holdings, which holdings were reported late on an amended Form 3. In addition, the Company is aware of three transactions which have not been reported on either a Form 4 or 5 by Thomas Anderson, a former officer of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to each person who served in the capacity of the Company's Chief Executive Officer during fiscal 1996 and for each person who served as an executive officer during fiscal 1996 whose total salary and bonus earned during fiscal 1996 exceeded $100,000.


                                                                                        Long Term Compensation
                                                                                  ----------------------------------
                                            Annual Compensation                           Awards            Payouts
                                ------------------------------------------------  -----------------------  ---------
                                                                                   Restricted
                                                                                     Stock      Options/     LTIP
Name and Principal    Fiscal                                    Other Annual       Awards(s)      SARs      Payouts     All Other
     Position          Year       Salary($)    Bonus($)(1)     Compensation($)        ($)         (#)         ($)    Compensation($)
- - -------------------- ---------  ------------- -------------- -------------------  ------------ ----------  --------- --------------


Peter J. King          1996       160,000(2)          ---            ---              ---          ---        ---          12,500(2)
  Interim CEO
  Committee(2)


Donald R. Brattain     1996           ---(3)          ---            ---              ---          ---        ---          10,000(3)
  Interim CEO
  Committee(3)


Craig H. Forsman       1996         55,000            ---            ---              ---          ---        ---         135,000(4)
  Former Chief         1995        180,000         54,000            ---              ---       40,000        ---            1,470
  Executive Officer    1994        180,000            ---            ---              ---       20,000        ---              675


Barry J. Schwach       1996        126,000         62,600            ---              ---       4,000(5)      ---           1,499(6)
  Executive Vice       1995         23,750          7,750            ---              ---       15,000        ---              ---
  President of Finance
  and Administration
  and CFO


Dana C. Prescott       1996        126,000         12,600            ---              ---       4,000(5)      ---           1,123(6)
  Senior Vice          1995        182,000         20,000            ---              ---       10,000        ---            1,585
  President - National 1994        140,000            ---            ---              ---          ---        ---              461
  Sales Manager


William B. King        1996        112,998         12,600            ---              ---       4,000(5)      ---             999(6)
  Vice President -     1995         18,750          6,249            ---              ---       12,000        ---              820
  National Vendor
  Programs

- - ------------------

(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.

(2) Mr. Peter King has served as a member of the Interim CEO Committee since July 1995, for which he received no compensation; all compensation was paid to him pursuant to his Consulting and Noncompetition Agreement described in the section entitled Certain Relationships and Related Transactions below.

(3) Mr. Brattain has served as a member of the Interim CEO Committee since July 1995, for which he received no compensation; the compensation paid to Mr. Brattain was pursuant to director compensation for non-employee directors described in the section entitled Compensation of Directors below.

(4) Reflects severance payments paid to Mr. Forsman from July 1, 1995 to March 31, 1996 pursuant to a severance agreement.

(5) Option granted subsequent to March 31, 1996 fiscal year end as part of discretionary bonus awarded with respect to fiscal 1996. The exercise price is $2.625 per share, equal to the market value of the Company's common stock on the date of grant.

(6) Represents total Company matching contributions to the Company's 401(k) plan.


Option Grants During 1996 Fiscal Year

     No options or stock appreciation rights were granted to any of the named executive officers during fiscal year 1996.

Option Exercises During 1996 Fiscal Year and Fiscal Year-End Option Values

     The following table provides information related to options and warrants exercised by the named executive officers during fiscal 1996 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

                                                                                                        Value of Unexercised
                                                                      Number of Securities             In-the-Money Options at
                                 Shares                              Underlying Unexercised                March 31, 1996
                              Acquired on          Value           Options at March 31, 1996                Exercisable/
Name                            Exercise         Realized          Exercisable/Unexercisable              Unexercisable(1)

Peter J. King                      --               --                   0 exercisable                     $0 exercisable
                                                                        0 unexercisable                   $0 unexercisable

Donald R. Brattain                 --               --                 4,000 exercisable                   $0 exercisable
                                                                        0 unexercisable                   $0 unexercisable

Craig H. Forsman                   --               --                   0 exercisable                     $0 exercisable
                                                                        0 unexercisable                   $0 unexercisable

Barry J. Schwach                   --               --                 3,750 exercisable                   $0 exercisable
                                                                      11,250 unexercisable                $0 unexercisable

Dana C. Prescott                   --               --                 18,500 exercisable                  $0 exercisable
                                                                      7,500 unexercisable                 $0 unexercisable

William B. King                    --               --                 3,000 exercisable                   $0 exercisable
                                                                      9,000 unexercisable                 $0 unexercisable



(1) Value is calculated on the basis of the difference between the option exercise price and the closing sale price for the Company's Common Stock at March 31, 1996 as quoted on the Nasdaq National Market, multiplied by the number of shares of Common Stock underlying the option.

Employment and Severance Agreements or Arrangements

     On July 1, 1995, the Company entered into a Severance Agreement and Release (the "Agreement") with Craig H. Forsman, the Company's former President and Chief Executive Officer, in connection with Mr. Forsman's resignation as an officer, director and employee of the Company. Pursuant to the Agreement, Mr. Forsman continued to receive, as severance, his base salary of $15,000 per month for a period of twelve months. In addition, Mr. Forsman agreed that, during such twelve-month period, he would not (i) compete with the Company, (ii) disclose confidential information relating to the Company, (iii) solicit any of the Company's employees to leave the Company, (iv) contact the Company's customers or (v) cause the discontinuance of the Company's business.

     In connection with the Company's February 1995 merger with ILC, the Company assumed ILC's obligations under Employment Agreements with Barry Schwach and William King. These agreements assure Mr. Schwach and Mr. King minimum compensation of at least $115,000 and $95,000 per year, respectively. These agreements also provide that if, prior to February 13, 1997, such officer's employment is terminated without cause or his title or duties are adversely changed without his consent, then such individual will be paid an amount equal to his assured minimum compensation for the remaining period to February 13, 1997.

Compensation of Directors

     Meeting Fees. The Company pays each director who is not an employee of the Company (a "Non-Employee Director") an annual retainer of $2,500 plus $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. Mr. Peter King, a Non-Employee Director, has agreed that he will not receive such fees during the period of his consulting agreement as described in the section entitled Certain Transactions below.

     Stock Option Grants. The Company's 1991 Stock Option Plan provides for the automatic grant of stock options to each Non-Employee Director to purchase the following number of shares of the Company's Common Stock at exercise prices equal to 100% of the current market price on the date of grant: (i) 10,000 shares upon such Non-Employee Director's initial election to the Board, which option becomes exercisable to the extent of 20% immediately and 20% each year thereafter so long as such person remains a director of the Company, and (ii) 2,000 shares upon such Non-Employee Director's annual re-election to the Board of Directors, which option is immediately exercisable in full. Mr. Peter King, a Non-Employee Director, has agreed that he will not receive options under the formula stock option grants to Non-Employee Directors during the period of his consulting agreement as described in the section entitled Certain Transactions below.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The following table provides information as of July 19, 1996 concerning the beneficial ownership of the Company's Common Stock by (i) persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of July 19, 1996, (ii) each director and nominee for director of the Company, (iii) the named executive officers in the Summary Compensation Table and (iv) all directors and executive officers as a group.

Name (and Address of                     Number of shares             Percent
5% Holders) or Identity of Group       Beneficially Owned(1)        of Class(2)

Peter J. King                              433,999(3)                   6.0%
2500 World Trade Center
30 E. Seventh Street
St. Paul, MN 55101

Donald R. Brattain                         324,300(4)                   4.5%

Thomas R. King                              16,000(5)                     *

Daniel A. Leclerc                           10,500(6)                     *

Thomas M. Strand                            10,000(7)                     *

Andrew G. Sall                              27,654(8)                     *

Barry J. Schwach                           149,468(9)                   2.1%

William B. King                              3,000(10)                    *

Craig H. Forsman                           221,650(11)                  3.1%

Stephen D. Higgins                       2,414,081(12)                 33.6%
2500 World Trade Center
30 East 7th Street
St. Paul, MN 55101

Stephen D. Higgins, Trustee,             1,354,526                     18.8%
  William B. King Stock Trust
2500 World Trade Center
30 East 7th Street
St. Paul, MN 55101

Stephen D. Higgins, Trustee,             1,054,526                     14.7%
  Russell S. King Stock Trust
2500 World Trade Center
30 East 7th Street
St. Paul, MN 55101

All Executive Officers and               1,003,821(13)                13.8%
  Directors as a Group
  (11 persons)


*less than 1%

(1) Unless otherwise indicated, each person named or included in the group has sole power to vote and sole power to direct the disposition of all shares listed as beneficially owned by such person.

(2) Under the rules of the SEC, shares not actually outstanding are deemed to be beneficially owned by an individual if such individual has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of an individual's right to acquire them are also treated as outstanding when calculating the percent of the class owned by such individual and when determining the percent owned by any group in which the individual is included.

(3) Includes 2,000 shares held by The King Holding Corporation, of which Mr. Peter King is a principal shareholder, officer and director sharing voting and investment power over such shares.

(4)  Includes 4,000 shares of Common Stock which may be acquired by Mr. Brattain
     within  60  days  after  July  19,  1996  upon   exercise  of   outstanding
     nonqualified stock options.

(5) Includes 10,000 shares of Common Stock which may be acquired by Mr. Thomas King within 60 days after July 19, 1996 upon exercise of outstanding nonqualified stock options.

(6)  Includes 10,000 shares of Common Stock which may be acquired by Mr. Leclerc
     within  60  days  after  July  19,  1996  upon   exercise  of   outstanding
     nonqualified stock options.

(7)  Includes  10,000 shares of Common Stock which may be acquired by Mr. Strand
     within  60  days  after  July  19,  1996  upon   exercise  of   outstanding
     nonqualified stock options.

(8) Includes 22,625 shares which may be acquired by Mr. Sall within 60 days after July 19, 1996 upon exercise of outstanding nonqualified stock options.

(9) Includes 28,750 shares of Common Stock which may be acquired by Mr. Schwach within 60 days after July 19, 1996 upon exercise of outstanding incentive stock options.

(10) Includes 3,000 shares of Common Stock which may be acquired by Mr. William King within 60 days after July 19, 1996 upon exercise of outstanding incentive stock options. Does not include 1,354,526 shares held in a trust for Mr. William King's benefit for which he has no voting or investment power.

(11) Based upon information set forth in Mr. Forsman's Schedule 13G dated January 24, 1996 for the year ended December 31, 1995.

(12) Includes 2,409,052 shares held by Mr. Higgins, as trustee under the William
     B. King Stock Trust and Russell S. King Stock Trust, for the benefit of William B. King, an officer of the Company, and Russell S. King, respectively, both of whom are sons of Mr. Peter King. Mr. Higgins disclaims beneficial ownership of these shares.

(13) Includes 106,515 shares of Common Stock which may be acquired within 60 days after July 19, 1996 upon the exercise of outstanding options and 2,000 shares held by a corporation. Does not include 1,354,526 shares held in a trust for the benefit of an officer for which the officer has no voting or investment power or 221,650 shares held by a former officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has adopted a policy of not entering into transactions in which any officer, director, shareholder or affiliate of the Company has a material financial interest unless the transaction has been approved by a majority of the disinterested directors of the Company based upon a determination that the terms of such transactions are no less favorable to the Company than those which could be obtained from unaffiliated third parties. The Company has entered into the following transactions in which directors had a material financial interest:

     Harmony Brook--In fiscal 1992, the Company leased approximately $250,000 of water dispensing equipment to Harmony Brook, Inc., a manufacturer of water purification systems, of which Mr. Brattain is a shareholder, chairman and director. In fiscal 1996, the Company received approximately $124,457 in gross rentals under such lease, which terminated as of March 31, 1996.

     In fiscal 1994, the Company entered into a $2,000,000 line of credit with Harmony Brook. As of March 31, 1996, $1,629,914 was outstanding. The line is used by Harmony Brook to fund the expansion of its business operations and is collateralized by certain assets of Harmony Brook.

     Gift Certificate Centers--As of March 31, 1996, the Company had a direct-financing lease outstanding with Gift Certificate Centers, of which Mr. Brattain is a principal shareholder. The net asset value at year-end was $1,156,383.

     The King Management Corporation--The Company has a note in the original principal amount of $11,733,000 payable to The King Management Corporation, a majority of the common stock of which is owned by Peter J. King. This note is collateralized by certain rental equipment which is presently on lease to various customers. The note was due in semi-monthly installments, payable in full February 16, 1996, and bears interest at prime (9.0% at March 31, 1995 and 8.25% at March 31, 1996). As of March 31, 1996, there was a balance due of $4,126,937. The Company is negotiating an extension of the note.

     Dougherty Dawkins--In December 1995, the Company sold to Dougherty Dawkins, Inc., an investment banking firm of which Thomas Strand is Vice Chairman, certain asset-based loans having an aggregate net value of approximately $3,600,000 for a price approximately equal to such aggregate net value.

     On February 13, 1995, the Company entered into a Consulting and Noncompetition Agreement with Peter J. King, whereby Mr. King would provide consulting services to the Company for three years. Mr. King is to receive annual fees of $167,500 for the first year, $107,500 for the second year and $60,000 for the third year. In addition, the agreement provides for the payment of $12,500 on each of the date of the agreement and the first anniversary date of the agreement as consideration for Mr. King's agreement not to compete with the Company for a two-year period.

     On February 13, 1995, the Company entered into a Sublease Agreement with The King Management Corporation, of which Mr. Peter King is a principal shareholder, officer and director, for the sublease by the Company to The King Management Corporation of approximately 40% of the Company's office space at the St. Paul World Trade Center. Prior to the merger, this office was occupied by both ILC and The King Management Corporation. The King Management Corporation paid its pro rata share of all rent and other occupancy expenses of approximately $95,600 through termination of the lease in March 1996.

     On September 26, 1995, the Company entered into a Consulting Agreement with Andrew G. Sall, a director of the Company, whereby Mr. Sall provided consulting services to the Company for a sixteen- week period commencing July 15, 1995. As consideration for his services, Mr. Sall received an option to purchase 18,625 shares of the Company's Common Stock at $3.00 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUNRISE RESOURCES, INC.


Date:  July 26, 1996                       By: /s/ Errol F. Carlstrom
                                               Errol F. Carlstrom, President &
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Form 10-K for year ended March 31, 1996 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signatures                    Title                              Date


/s/ Errol F. Carlstrom   President and Chief Executive           July 26, 1996
Errol F. Carlstrom       Officer (principal executive officer)


     *                   Director                                July 26, 1996
Peter J. King

     *                   Director                                July 26, 1996
Donald R. Brattain

/s/ Barry J. Schwach     Chief Financial Officer (principal      July 26, 1996
Barry J. Schwach         financial officer)


/s/ Paul R. Wotta        Controller  (principal accounting       July 26, 1996
Paul R. Wotta            officer)

     *                   Interim Chairman of the Board,          July 26, 1996
Thomas R. King           Secretary and Director

     *                   Director                                July 26, 1996
Daniel A. Leclerc

     *                   Director                                July 26, 1996
Andrew G. Sall

     *                   Director                                July 26, 1996
Thomas M. Strand


*  /s/ Barry J. Schwach
   Barry J. Schwach, Attorney-in-Fact
   pursuant to Power of Attorney