Form 10-Q
period 1996-06-30
SUNRISE RESOURCES INC\MN
filed 1996-08-14
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934


        For the Quarter Ended                           Commission File Number
            June 30, 1996                                       0-19516


                             SUNRISE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


              Minnesota                                     41-1632858
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                        5500 Wayzata Boulevard, Suite 725
                         Golden Valley, Minnesota 55416
                    (Address of principal executive offices)

               Registrant's telephone number, including area code
                                 (612) 593-1904

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      7,188,721 shares of Common Stock, $.01 par value as of August 5, 1996

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Included herein is the following unaudited financial information:

         Consolidated Balance Sheets as of June 30, 1996 and March 31, 1996.

         Consolidated Statements of Operations for the three-month periods ended June 30, 1996 and 1995.

         Consolidated Statements of Cash Flows for the three-month periods ended June 30, 1996 and 1995.

         Notes to Consolidated Financial Statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                           June 30,      March 31,
                                                                             1996           1996
                                                                        ------------   ------------
ASSETS                                                                   (Unaudited)      (Audited)
   Cash and cash equivalents                                            $  1,258,000   $  1,629,000
   Accounts receivable, less allowance for
     doubtful accounts
     of $713,000 and $626,000                                              4,128,000      3,537,000
   Income taxes receivable                                                   119,000      1,157,000
   Inventory held for sale                                                    92,000        123,000
   Loans receivable, less allowance for possible
     losses of $2,803,000 and $2,773,000                                  11,781,000     14,074,000
   Investment in leasing operations:
     Direct financing leases                                              61,191,000     65,165,000
     Operating leases, less accumulated depreciation
       of $20,350,000 and $19,927,000                                     29,258,000     28,962,000
     Equipment held for lease                                              9,173,000      6,474,000

      Initial direct costs                                                   607,000        670,000
                                                                        ------------   ------------
       Total investment in leasing operations                            100,229,000    101,271,000
                                                                        ------------   ------------


   Furniture and fixtures, less accumulated depreciation
     of $422,000 and $396,000                                                502,000        515,000
   Other assets                                                              172,000        172,000
   Goodwill and non-compete agreement, less

      accumulated amortization of $61,000 and $50,000                        596,000        607,000
                                                                        ------------   ------------
       Total assets                                                     $118,877,000   $123,085,000
                                                                        ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Borrowings under lines of credit                                   $ 22,752,000   $ 18,298,000
     Note payable to King Management Corporation                           2,690,000      4,127,000
     Recourse participations in loans receivable                           2,103,000      4,582,000
     Discounted lease rentals                                             49,398,000     56,520,000
                                                                        ------------   ------------
       Total financing arrangements                                       76,943,000     83,527,000
                                                                        ------------   ------------
Accounts payable                                                           5,483,000      4,837,000
Accrued liabilities                                                        4,557,000      3,919,000
Deferred tax liability                                                     1,498,000      1,498,000
                                                                        ------------   ------------
       Total liabilities                                                  88,481,000     93,781,000
                                                                        ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 6)


SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share, authorized
     17,500,000 shares, 7,189,000 shares issued
     and outstanding at both dates                                            72,000         72,000
   Capital stock, undesignated, par value $.01 per share,
     authorized 2,500,000 shares, none issued or outstanding                    --             --
   Additional paid-in capital                                             25,601,000     25,601,000
   Retained earnings                                                       4,723,000      3,631,000
                                                                        ------------   ------------
       Total shareholders' equity                                         30,396,000     29,304,000
                                                                        ------------   ------------
       Total liabilities and shareholders' equity                       $118,877,000   $123,085,000
                                                                        ============   ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                             Three Months
                                                            Ended June 30,
                                                           1996          1995
                                                       -----------   -----------

REVENUES
     Operating leases                                  $ 5,724,000   $ 5,633,000
     Direct financing leases                             2,175,000     2,300,000
     Equipment sales                                     2,487,000     1,644,000
     Interest income                                       219,000       599,000
     Fee income                                             65,000       102,000
                                                       -----------   -----------
              Total Revenues                            10,670,000    10,278,000
                                                       -----------   -----------

COSTS AND EXPENSES
     Depreciation                                        3,156,000     3,629,000
     Interest                                            1,710,000     2,084,000
     Provision for lease and loan losses                   221,000        48,000
     Cost of equipment sold                              2,180,000     1,418,000
     Compensation expense                                  781,000       980,000
     Other operating expenses                              521,000       633,000
                                                       -----------   -----------
              Total Costs and Expenses                   8,569,000     8,792,000
                                                       -----------   -----------

INCOME FROM OPERATIONS BEFORE PROVISION
     FOR INCOME TAXES                                    2,101,000     1,486,000

PROVISION FOR INCOME TAXES                               1,008,000       595,000
                                                       -----------   -----------

NET INCOME                                             $ 1,093,000   $   891,000


NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE                                  $      0.15   $      0.12
                                                       ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                7,189,000     7,205,000
                                                       ===========   ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      Three Months
                                                                      Ended June 30,
                                                                  1996            1995
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                   $  1,093,000    $    891,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                           221,000          48,000
    Depreciation                                                3,423,000       3,629,000
    Deferred income taxes                                            --              --
    Change in operating assets and liabilities:
        Accounts receivable                                      (678,000)     (1,399,000)
        Income taxes receivable                                 1,038,000            --
        Other assets                                               64,000         (13,000)
        Inventory held for sale                                    31,000         124,000
        Accounts payable                                          646,000         370,000
        Accrued liabilities                                       639,000         472,000
        Accrued income taxes                                         --            (9,000)
                                                             ------------    ------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                        6,477,000       4,113,000
                                                             ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in loans receivable                             (1,063,000)    (18,160,000)
    Principal portion of loans receivable collected             3,325,000      11,145,000
    Purchase of equipment for lease                            (9,439,000)    (14,931,000)
    Principal portion of direct financing leases collected      6,939,000       5,397,000
    Purchase of furniture and fixtures                            (25,000)       (146,000)
                                                             ------------    ------------
           NET CASH USED IN INVESTING ACTIVITIES                 (263,000)    (16,695,000)
                                                             ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on lines of credit                               5,200,000      16,220,000
    Payments on lines of credit                                  (747,000)     (8,000,000)
    Proceeds from discounted lease financing                    1,101,000      10,249,000
    Payments on discounted lease financing                     (8,223,000)     (5,459,000)
    Proceeds from participations in loans receivable                 --           280,000
    Payments on participations in loans receivable             (2,479,000)       (982,000)
    Proceeds from note payable to King Holding Corporation           --           224,000
    Payments on note payable to King Holding Corporation       (1,437,000)     (1,521,000)
                                                             ------------    ------------
           NET CASH (USED IN) PROVIDED BY FINANCING
              ACTIVITIES                                       (6,585,000)     11,011,000
                                                             ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (371,000)     (1,571,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,629,000       2,398,000
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  1,258,000    $    827,000
                                                             ============    ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED JUNE 30, 1996 and 1995 (Unaudited)

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise Resources, Inc. and Subsidiaries (the Company) as of June 30, 1996 and March 31, 1995 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Notes to the Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 48% and 40% for the three months ended June 30, 1996 and 1995.

3.   LOANS RECEIVABLE

     Loans by Collateral Type
     The composition of the loans receivable portfolio by collateral type was as follows:


                                                June 30,        March 31,
                                                  1996            1996
                                             ------------    ------------


Commercial loans, collateralized
  primarily by receivables                   $    493,000    $  1,282,000
Commercial loans, collateralized
  by equipment, marketable
  securities and other                          5,528,000       7,563,000
Real estate loans                               2,766,000       4,205,000
Non-accrual loans                               8,419,000       8,150,000
Non-recourse participations                    (2,496,000)     (4,216,000)
                                             ------------    ------------
                                               14,710,000      16,984,000

Less:
  Allowance for possible loan losses           (2,803,000)     (2,773,000)
  Unearned fees from loan origination            (126,000)       (137,000)
                                             ------------    ------------
                                             $ 11,781,000    $ 14,074,000
                                             ============    ============

Loan Portfolio Activity and Allowance for Possible Loan Losses -

As of June 30, 1996 and March 31, 1996, the Company's recorded investment in impaired and other loans and the related valuation allowances are as follows:

                                         June 30, 1996                   March 31, 1996
                                  ----------------------------   ----------------------------
                                    Recorded        Valuation      Recorded        Valuation
                                   Investment       Allowance     Investment       Allowance

     Impaired loans -
       Nonaccrual                 $  8,195,000    $  2,578,000   $  7,925,000    $  2,514,000
       Other                           225,000         225,000        225,000         225,000
     Performing loans                8,786,000            --       13,050,000          34,000
     Nonrecourse participations     (2,496,000)           --       (4,216,000)           --
                                  ------------    ------------   ------------    ------------
                                  $ 14,710,000    $  2,803,000   $ 16,984,000    $  2,773,000
                                  ============    ============   ============    ============


     The activity in the allowance for possible loan losses during the three months ended June 30, 1996 and 1995 was as follows:

                                                     June 30,           June 30,
                                                       1996               1995
                                                    -----------      -----------

         Balance, beginning of period                $2,773,000      $2,125,000
         Provisions for loan losses                      30,000          30,000
         Write-offs                                          --              --
                                                     ----------      ----------
         Balance, end of period                      $2,803,000      $2,155,000
                                                     ==========      ==========

     The average investment in impaired loans for the three months ended June 30, 1996 and 1995 was $8.3 million and $7.8 million, respectively.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company did not recognize any interest income on impaired loans for the respective three month periods ended June 30, 1996 and 1995.

     When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued and uncollected income accruals are reversed. During the three months ended June 30, 1996, the Company did not recognize fee and interest income totaling $127,000 relating to the two loans referred to in the preceding paragraph.

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:

                                                      June 30,       March 31,
                                                        1996           1996
                                                   ------------    ------------

         Non-recourse                              $ 38,993,000    $ 43,969,000
         Recourse                                    10,405,000      12,551,000
                                                   ------------    ------------
                                                   $ 49,398,000    $ 56,520,000
                                                   ============    ============

5.   STATUS OF LINE OF CREDIT ARRANGEMENTS

     Lines of Credit -
     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $25 million at June 30, 1996. The balance outstanding as of quarter end was $22.8 million. Advances under the line are at prime, and are collateralized by substantially all otherwise unsecured assets of the Company. This line expires at September 30, 1996, at which time the Company will seek an extension. There is no assurance that an extension will be granted.

     Event of Non-Compliance -
     As of March 31, 1996, the Company was not in compliance with a recourse discounted loan agreement, with a balance of approximately $5.6 million, and had not repaid a note payable to King Management Corporation which matured in February 1996 with a balance of approximately $4.1 million (see below). These events resulted in an event of noncompliance under cross-default provisions of the Company's bank line of credit agreement. The defaults under the recourse discounted loan agreement and the King Management Corporation note have not been waived and the defaults continue. As of June 30, 1996, balances outstanding under the recourse discounted loan agreement and King Management Corporation note were approximately $5.2 million and $2.7 million, respectively. The Company is not currently in a position to pay off the recourse discounted loan agreement or the King Management Corporation note.

     Note  Payable  to  King  Management   Corporation  -
     The Company has an outstanding note payable to King Management Corporation, an affiliate of Peter King, former Chairman and existing member of the Board. This note is collateralized by certain lease and rental equipment. The note was payable in semi-monthly installments and bears interest at prime. The maturity date was February 1996. The Company is in default with regards to that note but is continuing to attempt to renegotiate the terms of repayment. There is no assurance that King Management Corporation will agree to any extension of its note. In the event an extension is not negotiated, King Management Corporation has the right to proceed against the Company and the collateral security for the approximately $2.4 million owing as of the date of this report.

6.   COMMITMENTS AND CONTINGENCIES

     Litigation -
     In February, 1996, the Company became aware of a contemplated suit by a financial services company against Peter King and Sunrise Financial Resources, Inc. (SFR), a subsidiary of the Company, alleging breach of contract and unjust enrichment in connection with the aborted sale of selected loans. The suit has since been dismissed without prejudice.

     Peter King has advised the Company that he is reserving all legal rights relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) ("ILC") on the basis that, in his view, problems underlying the net investment in several direct financing loans and leases arose prior to the merger and were not disclosed. He has also asserted other claims regarding valuation of certain other assets of the Company at the time of the merger. In addition to seeking money damages or additional shares of the Company Common Stock, Mr. King may attempt to obtain rescission of the merger. Such an attempt, which will be resisted by the Company could result in Mr. King and his affiliates reacquiring ownership of ILC's vendor leasing business and all other ILC assets and liabilities. Under the terms of the merger agreement, disputes between the parties must be submitted to arbitration. The parties have been unable to settle Mr. King's claims and are in the process of submitting the matter for determination by arbitration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements."

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Revenues

The Company classifies its lease transactions, as required by the Statement of Financial Accounting Standards No. 13 ("FASB 13"), as either direct financing or operating leases. Revenue, costs and resulting income are recognized during each of the accounting periods during the term of the lease. The allocation of income among the accounting periods within a lease term will vary depending upon the lease classification.

The Company segregates the sources of its revenue into five categories for financial statement purposes: (i) operating leases; (ii) direct financing leases; (iii) sales of new and used equipment; (iv) fee income; and (v) interest income.

Operating Leases. All leases that are not classified as direct financing leases are treated as operating leases. Monthly payments from these leases are recognized as leasing revenue. The Company's cost of the leased equipment is recorded on the balance sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue, depreciation expense and the resultant margin for operating leases are recorded evenly over the term of the lease. If the lease is discounted to a financial institution, the related interest expense declines over the term of the lease as the principal is reduced, with the resultant net margin being lower in the early periods of the lease and higher in the later periods.

Direct Financing Leases. These leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at inception of the lease.

Direct financing leases consist of future lease payments plus the residual value (collectively referred to as the "gross investment"). Residual value is the estimated fair market value at the time of lease termination. The difference between the gross investment in the lease and the cost (or carrying amount, if different) of the leased equipment is recorded as unearned revenue. The "net investment" in the lease is the gross investment less unearned revenue. The unearned revenue is amortized to leasing revenue over the lease term to produce a constant percentage return on the net investment whether or not the lease is discounted to a financial institution.

Equipment Sales. Revenue from equipment sales transactions is recognized by the Company at the time title to the equipment passes to the customer. Leases that entitle the customer to purchase the leased equipment for a nominal sum at the end of the lease term and which are discounted on a nonrecourse basis at the lease commencement date, leaving the Company with no interest in the transaction, are treated by the Company as a sale of equipment.

Fee Income. The Company earns fee income principally for arranging leases between unrelated parties. These fees are recognized at the closing of such transactions. At lease termination, the Company may also be entitled to additional fee income equal to a portion of the net proceeds from a subsequent lease or sale of the equipment. The Company's portion of such net proceeds, if any, is reported as fee income at the time of the subsequent lease or sale of the equipment.

Interest Income. Interest income is accrued on unimpaired loans receivable under the effective interest method. Interest income is not recognized on loans which have been identified by the Company as impaired.

Financing

As of June 30, 1996, the Company's total borrowings of $76,943,000 were comprised of $38,993,000 and $37,950,000 in nonrecourse and recourse debt, or 51% and 49%, respectively. This compares to June 30, 1995 where the Company had total borrowings of $96,372,000, which were comprised of nonrecourse discounted lease rentals totaling $39,448,000 and recourse borrowings totaling $56,924,000, representing 40.9% and 59.1%, respectively, of total funds borrowed.

In addition to the finance arrangements described above, the Company has entered into certain SFR lending transactions prior to fiscal 1995, for which nonrecourse financing was available. As of June 30, 1996, these loans and the related nonrecourse participations totaled $2.5 million. Since the Company's only obligation with respect to these loans is as a servicer for a fee, the loans and related nonrecourse participations have been eliminated from the Company's consolidated balance sheets.

As of March 31, 1996, the Company was not in compliance with a recourse discounted loan agreement, with a balance of approximately $5.6 million, and had not repaid a note payable to King Management Corporation which matured in February 1996 with a balance of approximately $4.1 million. These events resulted in an event of noncompliance under cross-default provisions of the Company's bank line of credit agreement. The defaults under the recourse discounted loan agreement and the King Management Corporation note have not been waived. As of June 30, 1996, balances outstanding under the recourse discounted loan agreement and King Management Corporation note were approximately $5.2 million and $2.7 million, respectively. The Company is not in a position to payoff these remaining balances. While the Company does continue to make regular payments against these facilities, there is no assurance that either funding source will agree to extend its note.

Cash Flows from Leases

Cash flows are not affected by how a particular lease is classified, but are affected by the Company's decision on how its investment in a particular lease will be financed. When the Company discounts lease payments on a nonrecourse or recourse basis with a financial institution, the discounted future lease payments are received up-front, and are recorded on the Company's balance sheet as discounted lease rentals. If, however, the Company chooses not to discount the remaining lease payments, the total lease payments are received by the Company over the lease term.

Sunrise Financial Resources, Inc.

The Board of Directors made the determination in fiscal 1996 to discontinue the SFR business. The Company has sold the SFR asset-based lending accounts and one-half of its SFR commercial accounts. Management believes the loan portfolio is reflected at its estimated liquidation value as of June 30, 1996.

Results of Operations for the Three Months Ended June 30, 1996 and 1995

Total revenue increased approximately $392,000 (3.8%) for the three months ended June 30, 1996 as compared to the corresponding period in fiscal 1995. The increase in revenue for the quarter came from the 51% increase in equipment sales over the previous quarter. This increase was offset by a 63% decrease in interest income quarter over quarter. In addition, operating and direct financing lease revenues showed no growth for the quarter ended June 30, 1996 compared to the three month period ended June 30, 1995.


Total leasing revenues were as follows (dollar amounts in millions):

                                                       Three Months
                                                       Ended June 30,
                                                   1996               1995
                                            ----------------     --------------
                                            Amount       %        Amount     %
                                            ------     ----       ------   ----
   Leasing Revenues:
         Vendor                             $  4.2      53%       $  3.2    41%
         Equipment                             3.7      47           4.7    59
                                             -----   -----         -----  ----
              Total                         $  7.9     100%       $  7.9   100%
                                             =====   =====         =====  ====

   As a percent of total revenues                74.0%                  77.2%
                                                 =====                  =====

Margins from leasing activities (leasing revenue less $4.9 million of depreciation and interest expense) were 38.4% and 32.8% for the three months of first quarter fiscal 1996 and fiscal 1995, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases and the extent to which the Company finances leases with internally generated funds. The increase in margins for fiscal 1997 relates primarily to more leases being financed with internally generated funds versus externally generated funds during the corresponding period in fiscal 1996. Margins will also be affected by the mix and age of direct finance and operating leases in the current portfolio.

In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to any change in interest rates on borrowed funds supporting the related transactions.

Revenue from equipment sales increased $843,000 (51.3%) in the first three months of fiscal 1997 compared to the same period in fiscal 1996. Although revenues from sales of equipment increased, gross margins were 12.3% in the first quarter of fiscal 1997 as compared with 13.7% for the same period in fiscal 1996, a decrease caused by changes in technology that have lowered the anticipated market value of computer equipment coming off lease. Gross margin on sales of equipment will vary based upon the mix of equipment in the Company's portfolio and the demand for the equipment being sold, as well as the Company's ability to effectively manage its portfolio prior to and after the expiration of its lease.

Interest income decreased $380,000 (63.4%) in the first three months of fiscal 1997 as compared to the same period in fiscal 1996. This decrease was caused by the liquidation of the SFR loan portfolio which coincided with the Company's decision to discontinue its commercial and asset-based lending services.

Fee income decreased $37,000 (36%) in the first three months of fiscal 1997 as compared to the same period in fiscal 1996, primarily as a result of the 1996 cessation of SFR lending activities.

Total costs and expenses decreased slightly for the first three months of fiscal 1997 as compared to the same period in fiscal 1996. This resulted from lower depreciation and interest expense offset by the higher cost from sales of equipment.

Depreciation expense decreased $473,000 (13%) for the first three months of fiscal 1997 as compared to the same period in fiscal 1996. This was the result of more leased equipment reaching the end of its initial lease term and an increase in equipment disposals.

Interest expense decreased $374,000 (17.9%) for the first three months of fiscal 1997 as compared to the same period in fiscal 1996. This was caused by a decrease in the prime rate from 9% to 8.25% and lower overall debt levels quarter to quarter.

Cost of equipment sold increased $762,000 (53.7%) for the first three months of fiscal 1997 as compared to the same period in fiscal 1996. This was primarily due to increased sale activity of ILC as well as one large SLC lease termination during the first quarter of fiscal 1997.

Compensation expense decreased slightly in the first three months of fiscal 1997 as compared to the same period in fiscal 1996. This was the result of a one time charge in fiscal 1996 of $180,000 which was part of a severance agreement payable to a former employee of the Company.

Other operating expenses decreased $112,000 (17.7%) in the first quarter of fiscal 1997 compared to the first quarter in fiscal 1996. This was the result of higher operating expenses in fiscal 1996 due to the merging and expansion of the combined ILC and SLC businesses.

Income tax provision as a percentage of income before taxes was 48.0% and 40.0% for the three months ended June 30, 1996 and 1995, respectively.

As a result of the foregoing factors, net income increased $202,000 (22.7%) for the first three months of fiscal 1997 as compared to the corresponding period in fiscal 1996.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, loans to customers and the acquisition of equipment for lease or sale. Generally, upon commencement of a lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company finances a substantial portion of the equipment cost on a long-term basis and attempts to limit its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the credit lines. An increasing percentage of leases and loans originated in fiscal 1995 were required to be funded by recourse obligations. In this type of financing, the Company assumes the entire risk on its investment in the loan or equipment.

At June 30, 1996, the Company had total borrowings outstanding of $76.9 million, of which 50.7% were nonrecourse. At March 31, 1996, the Company had total borrowings outstanding of $83.5 million, of which 53% were nonrecourse.

As of June 30, 1996, the Company had a total investment in leasing operations of $100.2 million, as compared to $101.3 million at March 31, 1996. The slight decrease in investment in leasing operations is due to a slow down in the first quarter in new equipment installations and upgrades. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases.

Net cash provided by operating activities was $6.5 million for the first three month period of fiscal 1997. Accounts receivable increased $1.9 million, accounts payable increased by $1.1 million, and accrued liabilities increased $1.8 million due to an increase in the Company's lease portfolio and other business activities. The Company expects to fund these requirements through internally generated funds, as well as borrowings under its lines of credit. The Company also expects to realize additional cash from the future remarketing of leased equipment.

Equipment expenditures of $9.4 million for the first three month period of fiscal 1997 were financed through $6.5 million of cash flows from operations, through the discounting of $1.1 million of noncancelable lease rentals to various financial institutions at fixed rates, and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Investments in loans receivable were $1.1 million for the first three month period of fiscal 1997 and were financed primarily through internally generated funds and use of short-term borrowings under the Company's lines of credit.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Credit Lines and Loans

As of June 30, 1996, the Company had available a $25 million line of credit. Of this amount, $22.8 million had been utilized as of June 30, 1996. Advances under the line are collateralized by substantially all of the Company's assets. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements.

As of March 31, 1996, the Company was not in compliance with a recourse discounted loan agreement, with a balance of approximately $5.6 million, and had not repaid a note payable to King Management Corporation which matured in February 1996 with a balance of approximately $4.1 million. These events resulted in an event of noncompliance under cross-default provisions of the Company's bank line of credit agreement. The defaults under the recourse discounted loan agreement and the King Management Corporation note have not been waived. As of June 30, 1996, balances outstanding under the recourse discounted loan agreement and King Management Corporation note were approximately $5.2 million and $2.7 million, respectively. Subsequent payments to King Management Corporation have reduced the balance owing on its note to approximately $2.4 milion as of the date of this report. Repayment of amounts due under these facilities would eliminate the related defaults, but would put substantial pressure on the cash flows of the Company. Therefore, the Company is neither in a position to pay off the recourse discounted loan agreement or the King Management Corporation note, nor is there any assurance that either funding source will agree to any further extension of time for payment.

The Company's line of credit matures September 30, 1996. Management anticipates the line will be extended under terms similar to the current agreement, but there is no assurance that the line will be extended.

Liquidity

The Company recognizes that the anticipated volume of business during the current fiscal year may exceed its present ability to finance that level of business. As such, the Company is attempting to establish new borrowing facilities to finance anticipated business opportunities during the coming year. The Company has encountered significant problems in obtaining financing of its current and projected lease business. Any inability to fund new equipment purchases would severely restrict the Company's future growth. Additionally, the Company is monitoring several leases and loans whose collectibility is not certain. While a default in one of these transactions would not likely create a new covenant violation on its credit facilities, a number of such defaults or a default in a material lease or loan not currently deemed to be monitored could limit or reduce the Company's access to credit. In addition, the agreement with a customer who had defaulted on a certain lease payment, and as to which the Company made a provision for loss of receivables in the amount of $6.8 million as of March 30, 1995, has defaulted on its settlement agreement with the Company. However, the Company and the customer are continuing to discuss an extension to the settlement agreement, and the Company is still hopeful that the customer will be able to comply with the terms of the settlement agreement. Nevertheless, the bank which financed the transaction could seek immediate payment of the entire current loan balance of $5.2 million. If the settlement agreement is not closed, there will be significant additional pressure on the Company's cash resources and cash flow. The loss of the Company's principal credit resources or its continued inability to generate new credit sources, would severely restrict its future growth and could affect the Company's ability to stay in business in its present form.

Cautionary Statements

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

Need for Additional Capital. The Company's ability to fund its current level of leasing business and anticipated growth in such business is dependent upon obtaining significant additional capital, and there is no assurance such capital is available. See Liquidity and Capital Resources.

Peter King Claims. Until recently, the Company and Peter King were involved in negotiations related to his claims that there were certain misrepresentations in connection with the merger of ILC and Sunrise Leasing Corporation. Mr. King has also asserted other claims regarding valuation of certain other assets of the Company at the time of the merger. In addition to seeking money damages or additional shares of Company common stock, Mr. King may attempt to obtain rescission of the merger. Such an attempt, which will be strongly resisted by the Company, could result in Mr. King and his affiliates reacquiring ownership of ILC's vendor leasing business and all other ILC assets and liabilities. While the Company and its counsel do not believe Mr. King is entitled to rescission, if Mr. King is successful on his rescission claim, the Company's ability to continue its operations is not assured. The uncertainly surrounding Mr. King's claims will, until finally resolved, continue to adversely affect the Company's ability to obtain additional financing for the Company's business.

Bank Relationships. The Company is not in compliance with a recourse discounted loan with a balance as of July 31, 1996 of approximately $5.2 million and has not repaid a note payable to King Management Corporation which matured in February 1996 with a balance as of the date of this report of approximately $2.4 million. As a result, the Company is in noncompliance under cross-default provisions of the Company's line of credit agreement. The Company is not currently in a position to repay either the recourse discounted loan agreement or the King Management Corporation note. King Management Corporation has threatened foreclosure on its note, which could result in a disruption in the Company's vendor leasing business. The principal bank with whom the Company has the recourse discounted loan agreement could foreclose and accelerate its loan with the Company. If either King Management Corporation or the principal bank proceed with their foreclosure rights, the Company's ability to fund its operations could be materially impaired.

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing programs. The Company is in the initial stages of developing several other vendor leasing programs which management believes could be significant future revenue producers. The Company's ability to successfully develop these vendor leasing programs is dependent in part on its ability to obtain the requisite financing. The requirement for additional financing could be substantial. There is no assurance that such financing will be available or that the Company will be able to successfully develop these other vendor leasing programs.

Nonrecourse Financing. The Company's growth and profitability are dependent to a great extent on the continued willingness of banks and other financial institutions to lend the Company money to finance its leasing transactions on a nonrecourse basis. In order for the Company to obtain such financing, its customers must have a credit standing which is satisfactory to the Company's lenders. There is no assurance that bank or other financial institutions will be willing to continue to finance the Company's leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its financing sources.

Recourse Financing. Although nonrecourse financing will continue to be the Company's preferred form of financing, recourse financing may be used when nonrecourse financing is not available for a particular lease or when the benefits of recourse financing outweigh the risks. The Company assumes a significantly higher degree of risk with recourse financed leases because the lessee is often more susceptible to default and the lender has direct recourse against the Company for the amount of any default by the lessee. Such a default could have a material adverse effect on the Company if the fair market value of the leased equipment at the time of default is insufficient to satisfy the obligations due the lender.
There is no assurance that such defaults will not occur.

Risk of Additional Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely several restricted loans. There is no assurance that such loans will not go into default or that they are adequately secured. Any future losses on such loans incurred in excess of the Company's reserves could materially affect the Company's future earnings.

Major Customer/Vendors. As of June 30, 1996, $25,649,000 in leasing operations and loans receivable balances were funded internally or with recourse obligations held by 15 customers having balances outstanding in amounts greater than $500,000. Total investments in leases and loans receivables to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $36,361,000 or 32% of the portfolio as of June 30, 1996. Defaults by such customers would result in a significant loss to the Company to the extent such amounts are not already reserved. In addition, as these leases and loans are funded internally or through recourse financing, the Company would be obligated to repay the remaining principal balance to the financial institution out of internally generated funds while receiving no cash payments from the lessee/borrower.

In addition, 39% of the Company's leasing revenue for the three months ended June 30, 1996 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. The Company believes that during this period, it would be able to replace this business. If, however, the Company would be unable to replace this business, the Company's future financial results could be materially and adversely affected.

Highly Competitive Industry. The data processing equipment leasing business is highly competitive. The Company competes with numerous companies, including leasing companies, commercial banks and financial institutions, some of which the company relies on to obtain capital to finance its leases. Most of the Company's competitors are significantly larger and have substantially greater resources than the Company. Because of its relative lack of capital, the Company typically chooses not to compete with large leasing companies for those leases in which the cost of the equipment greatly exceeds the amount of nonrecourse financing available.

Residual Values of Leased Equipment. The value of the data processing equipment leased by the Company to its customers represents a substantial portion of the Company's capital. At the inception of each lease, the Company estimates the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease terms. The actual realized residual value of leased equipment may differ from its estimated residual value, resulting in profit or loss when the leased equipment is sold or leased again at the end of the initial lease term. If a lessee defaults on a lease which has been discounted by the Company to a financial institution, the financial institution may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. In addition, data processing equipment is subject to rapid technological obsolescence typical of the computer industry. While the Company's experience to date has generally resulted in data processing or other equipment leased by the Company could materially and adversely affect the Company's financial condition and profitability.

Control by a Small Group of Investors. As of June 30, 1996, 39.6% of the outstanding shares of Sunrise Resources, Inc. was controlled by Peter King and an individual acting as Trustee on behalf of two trusts benefiting the sons of Peter King. Because of such share ownership, these individuals may be able to control the election of all members of the Board of Directors and may be able to control all future corporate actions.

PART II-OTHER INFORMATION


ITEM 1. Legal Pro Peter King has advised the Company that he is reserving his rights in connection with the merger with ILC in February 1995. See
         Note 6 to Financial Statements at Part I, Item 1, above.


ITEM 2.  Changes in Securities - NONE


ITEM 3.  Defaults on Senior Securities - See Note 5 to Financial Statements at
         Part I, Item 1, above.


ITEM 4.  Submission of Matters to a Vote of Security Holders - NONE

ITEM 5.  Other Information - NONE

ITEM 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  See Exhibit Index immediately following the signature page.

         b.       Form 8-K

                  There have been no Current Reports on form 8-K filed on behalf of the Company during the quarter ended June 30, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUNRISE RESOURCES, INC.




Date:   August 14, 1996                  By: /s/ Errol Carlstrom
                                         Errol Carlstrom, President and Chief
                                         Executive Officer (principal executive
                                         officer)


                                         By: /s/ Barry J. Schwach
                                         Barry J. Schwach
                                         Executive Vice President of Finance and
                                         Administration and Chief Financial
                                         Officer (principal financial officer)


                                         By: /s/ Paul R. Wotta
                                         Paul R. Wotta
                                         Controller (principal accounting
                                         officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
June 30, 1996


                             SUNRISE RESOURCES, INC.


      Exhibit
      Number                          Description

        3.1 Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

        3.2 Restated Bylaws--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18, Reg. No. 33-42477C.

        4.1 Specimen of Common Stock Certificate--incorporated by reference to Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-18, Reg. No. 33-42477C.

       11.1     Per Share Earnings Computations

       27.0     Financial Data Schedule (filed with electronic version only)