Form 10-Q
period 1996-09-30
SUNRISE RESOURCES INC\MN
filed 1996-11-14
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                    Commission File Number
  September 30, 1996                                              0-19516


                             SUNRISE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


      MINNESOTA                                                 41-1632858
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

                 Yes  [X]        No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     7,188,721 shares of Common Stock, $.01 par value as of November 6, 1996

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Included herein is the following unaudited financial information:

        Consolidated Balance Sheets as of September 30, 1996 and March 31, 1996.

        Consolidated Statements of Operations for three month and six month periods ended September 30, 1996 and 1995.

        Consolidated Statements of Cash Flows for the six month periods ended September 30, 1996 and 1995.

        Notes to Consolidated Financial Statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                             September 30,            March 31,
                                                                                1996                   1996
                                                                             -------------          -----------
ASSETS                                                                       (Unaudited)
   Cash and cash equivalents                                                 $  1,834,000           $ 1,629,000
   Accounts receivable, less allowance for doubtful accounts
     of $755,000 and $626,000                                                   3,908,000             3,537,000
   Income taxes receivable                                                             --             1,157,000
   Inventory held for sale                                                        108,000               123,000
   Loans receivable, less allowance for possible losses of $2,837,000
     and $2,773,000                                                            11,356,000            14,074,000

   Investment in leasing operations:
     Direct financing leases                                                   57,822,000            65,165,000
     Operating leases, less accumulated depreciation of
       $21,612,000 and $19,927,000                                             35,590,000            28,962,000
     Equipment held for lease                                                   9,334,000             6,474,000
      Initial direct costs                                                        574,000               670,000
                                                                             ------------           -----------
       Total investment in leasing operations                                 103,320,000           101,271,000
                                                                             ------------           -----------

   Furniture and fixtures, less accumulated depreciation
     of $457,000 and $396,000                                                     469,000               515,000
   Other assets                                                                   123,000               172,000
   Goodwill and non-compete agreement, less
      accumulated amortization of $72,000 and $50,000                             585,000               607,000
                                                                             ------------           -----------
       Total assets                                                          $121,703,000          $123,085,000
                                                                             ============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Borrowings under lines of credit                                        $ 24,585,000          $ 18,298,000
     Note payable to King Management Corporation                                1,593,000             4,127,000
     Recourse participations in loans receivable                                1,702,000             4,582,000
     Discounted lease rentals                                                  46,897,000            56,520,000
                                                                             ------------           -----------
       Total financing arrangements                                            74,777,000            83,527,000
                                                                             ------------           -----------
   Accounts payable                                                             9,246,000             4,837,000
   Accrued liabilities                                                          4,128,000             3,919,000
   Accrued income taxes                                                           731,000                    --
   Deferred tax liability                                                       1,498,000             1,498,000
                                                                             ------------           -----------
       Total liabilities                                                       90,380,000            93,781,000
                                                                             ------------           -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share, authorized
     17,500,000 shares, 7,189,000 shares issued
     and outstanding at both dates                                                 72,000                72,000
   Capital stock, undesignated, par value $.01 per share,
     authorized 2,500,000 shares, none issued or outstanding                           --                    --
   Additional paid-in capital                                                  25,601,000            25,601,000
   Retained earnings                                                            5,650,000             3,631,000
       Total shareholders' equity                                              31,323,000            29,304,000
                                                                             ------------           -----------
       Total liabilities and shareholders' equity                            $121,703,000          $123,085,000
                                                                             ============           ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months                          Six Months
                                                    Ended September 30,                  Ended September 30,
                                            ------------------------------------  ------------------------------------
                                                   1996               1995               1996                1995
                                            -----------------   ----------------  -----------------   ----------------
REVENUES
   Operating leases                          $     6,142,000    $     5,427,000     $    11,866,000    $    11,060,000
   Direct financing leases                         2,046,000          2,573,000           4,221,000          4,873,000
   Equipment sales                                 2,314,000          4,563,000           4,801,000          6,207,000
   Interest Income                                   178,000            661,000             397,000          1,260,000
   Fee income                                         58,000            128,000             123,000            230,000
                                             ---------------    ---------------     ---------------    ---------------
     Total Revenues                               10,738,000         13,352,000          21,408,000         23,630,000
                                             ---------------    ---------------     ---------------    ---------------

COSTS AND EXPENSES
   Depreciation                                    3,682,000          3,443,000           6,838,000          7,072,000
   Interest                                        1,603,000          2,156,000           3,313,000          4,240,000
   Provision for lease and loan losses               205,000            710,000             426,000            758,000
   Cost of equipment sold                          1,885,000          4,208,000           4,065,000          5,626,000
   Compensation expense                            1,003,000            798,000           1,784,000          1,778,000
   Other operating expenses                          580,000            653,000           1,101,000          1,286,000
                                             ---------------    ---------------     ---------------    ---------------
     Total Costs and Expenses                      8,958,000         11,968,000          17,527,000         20,760,000
                                             ---------------    ---------------     ---------------    ---------------

INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                                1,780,000          1,384,000           3,881,000          2,870,000

PROVISION FOR INCOME TAXES                           854,000            552,000           1,862,000          1,147,000
                                             ---------------    ---------------     ---------------    ---------------

NET INCOME                                   $       926,000    $       832,000     $     2,019,000    $     1,723,000
                                             ===============    ===============     ===============    ===============


NET INCOME PER COMMON
   AND COMMON
   EQUIVALENT SHARE                          $         0.13     $          0.12     $          0.28    $          0.24
                                             ==============     ===============     ===============     ==============

WEIGHTED AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING                              7,222,000          7,189,000           7,202,000          7,191,000
                                             ===============    ===============     ===============    ===============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                 Six Months
                                                                             Ended September 30,
                                                                          1996                1995
                                                                       ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                          $   2,019,000        $  1,723,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                   410,000             758,000
    Depreciation and amortization                                       6,860,000           7,094,000
    Change in operating assets and liabilities:
        Accounts receivable                                              (499,000)         (2,143,000)
        Income taxes receivable                                         1,157,000                  --
        Other assets                                                      145,000             (70,000)
        Inventory held for sale                                            15,000             146,000
        Accounts payable                                                4,409,000            (591,000)
        Accrued liabilities                                               209,000           1,934,000
        Accrued income taxes                                              731,000             (23,000)
                                                                  ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                               15,456,000           8,828,000
                                                                  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in loans receivable                                     (1,221,000)        (29,657,000)
    Principal portion of loans receivable collected                     3,875,000          25,327,000
    Purchase of equipment for lease                                   (22,364,000)        (24,805,000)
    Principal portion of direct financing leases collected             13,228,000          11,081,000
    Purchase of furniture and fixtures                                    (19,000)           (102,000)
                                                                  ----------------    ---------------
           NET CASH USED IN INVESTING ACTIVITIES                       (6,501,000)        (18,156,000)
                                                                  ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on lines of credit                                       9,700,000          20,020,000
    Payments on lines of credit                                        (3,413,000)        (16,350,000)
    Proceeds from discounted lease financing                            4,339,000          20,029,000
    Payments on discounted lease financing                            (13,962,000)        (11,202,000)
    Proceeds from participations in loans receivable                           --             280,000
    Payments on participations in loans receivable                     (2,880,000)         (1,320,000)
    Proceeds from note payable to King Holding Corporation                     --             224,000
    Payments on note payable to King Holding Corporation               (2,534,000)         (3,603,000)
                                                                  ---------------     ---------------
           NET CASH (USED IN) PROVIDED BY FINANCING
              ACTIVITIES                                               (8,750,000)          8,078,000
                                                                  ----------------    ---------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                      205,000          (1,250,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,629,000           2,398,000
                                                                  ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   1,834,000        $  1,148,000
                                                                  ===============     ===============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1996 and 1995 (Unaudited)

1.   ACCOUNTING POLICIES

     In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise Resources, Inc. and Subsidiaries (the "Company") as of September 30, 1996 and March 31, 1996, the Company's results of operations for the three months and six months ended September 30, 1996 and 1995, and the Company's cash flows for the six months ended September 30, 1996 and 1995. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Notes to the Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission, and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 9 through 15 of this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 48% for the three and six month periods ended September 30, 1996, and 40% for the three and six month periods ended September 30, 1995.

3.   LOANS RECEIVABLE

     Loans by Collateral Type
     The composition of the loans receivable portfolio by collateral type was as follows:

                                                                         September 30,          March 31,
                                                                             1996                  1996
                                                                        ---------------     --------------

     Commercial loans, collateralized primarily by receivables          $       480,000    $     1,282,000
     Commercial loans, collateralized by equipment, marketable
       securities and other                                                   5,484,000          7,563,000
     Real estate loans                                                        2,376,000          4,205,000
     Impaired loans                                                           8,416,000          8,150,000
     Non-recourse participations                                             (2,455,000)        (4,216,000)
                                                                        ---------------    ---------------
                                                                             14,301,000         16,984,000
     Less:
       Allowance for possible loan losses                                    (2,837,000)        (2,773,000)
       Unearned fees from loan origination                                     (108,000)          (137,000)
                                                                        ---------------    ---------------
                                                                        $    11,356,000    $    14,074,000
                                                                        ===============    ===============

Loan Portfolio Activity and Allowance for Possible Loan Losses -

As of September 30, 1996 and March 31, 1996, the Company's recorded investment in impaired and other loans and the related valuation allowances were as follows:

                                        September 30, 1996                     March 31, 1996
                                ------------------------------------    -----------------------------------
                                  Recorded           Valuation             Recorded            Valuation
                                 Investment          Allowance            Investment           Allowance
     Impaired loans -
       Nonaccrual                $  8,191,000    $    2,612,000      $     7,925,000    $     2,514,000
       Other                          225,000           225,000              225,000            225,000
     Performing loans               8,340,000                --           13,050,000             34,000
     Nonrecourse participations    (2,455,000)               --          ( 4,216,000)                --
                                 ------------    --------------       --------------    ---------------
                                 $ 14,301,000    $    2,837,000      $    16,984,000    $     2,773,000
                                 ============    ==============       ==============     ==============

     The activity in the allowance for possible loan losses during the three and six month periods ended September 30, 1996 and 1995 was as follows:

                                                          Three Months                      Six Months
                                                     Ended September 30,               Ended September 30,
                                                 ----------------------------       ------------------------------
                                                   1996                1995           1996                1995
                                                 ----------           ----------    ----------          ----------

         Balance, beginning of period            $2,803,000           $2,155,000    $2,773,000          $2,125,000
         Provisions for loan losses                  34,000              605,000        64,000             635,000
         Write-offs                                      --                   --            --                  --
                                                 ----------           ----------    ----------          ----------
         Balance, end of period                  $2,837,000           $2,760,000    $2,837,000          $2,760,000
                                                 ==========           ==========    ==========          ==========


     The average investment in impaired loans for the three and six month periods ended September 30, 1996 and 1995 was $8.4 million, $10.2 million, $8.3 million and $7.2 million, respectively.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company did not recognize any interest income on impaired loans for the respective three and six month periods ended September 30, 1996 and 1995.

     When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued and uncollected income accruals are reversed. During the three and six months ended September 30, 1996 and 1995, the Company did not recognize fee and interest income totaling $139,000, $736,000, $266,000 and $0, respectively, relating to the impaired loans referred to in the preceding paragraph.

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:

                                      September 30,        March 31,
                                          1996                1996
                                      --------------    ---------------

         Non-recourse                $    37,612,000    $    43,969,000
         Recourse                          9,285,000         12,551,000
                                     ---------------    ---------------
                                     $    46,897,000    $    56,520,000
                                     ===============    ===============

5.   ARRANGEMENTS

     Lines of Credit -
     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $25 million at September 30, 1996. The balance outstanding as of quarter end was $24.6 million. Advances under the line are at prime, and are collateralized by substantially all otherwise unsecured assets of the Company. This line expired as of September 30, 1996 and was renewed under identical terms for another twelve month period ending September 30, 1997.

     Note Payable to King Management Corporation -
     At September 30, 1996, the Company had an outstanding note payable to The King Management Corporation, an affiliate of Peter King, former Chairman and member of the Board. This note was collateralized by certain lease and rental equipment. The note was payable in semi-monthly installments and bore interest at prime. The maturity date was February 1996. At September 30, 1996, the Company was in default with regards to that note. The note was subsequently paid off in connection with recent financing. See Note 7 "Subsequent Events".

     Event of Non-Compliance -
     As of March 31, 1996, the Company was not in compliance with a recourse discounted loan agreement, with a balance of approximately $5.6 million, and had not repaid a note payable to The King Management Corporation which matured in February 1996 with a balance of approximately $4.1 million. These events resulted in an event of noncompliance under cross-default provisions of the Company's bank line of credit agreement. As of September 30, 1996, balances outstanding under the recourse discounted loan agreement and The King Management Corporation note were approximately $4.8 million and $1.6 million, respectively. On November 8, 1996, all debt outstanding to The King Management Corporation was repaid in full. This resulted in eliminating all related defaults under that facility. In addition, on November 8, 1996, the Company amended the terms of its recourse discounted loan agreement, simultaneously receiving a waiver of all events of non-compliance under that agreement.

6.   COMMITMENTS AND CONTINGENCIES

     Litigation -
     Peter King has commenced arbitration proceedings against the Company relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) ("ILC") on the basis that, in his view, problems underlying the net investment in several direct financing loans and leases arose prior to the merger and were not disclosed. He has also asserted other claims regarding valuation of certain other assets of the Company at the time of the merger. In addition to seeking money damages or additional shares of the Company Common Stock, Mr. King may attempt to obtain rescission of the merger. Such an attempt, which will be resisted by the Company, could result in Mr. King and his affiliates reacquiring ownership of ILC's vendor leasing business as it existed in February 1995 and all other ILC assets and liabilities. The matter is currently scheduled to be heard in late November 1996.

     On August 15, 1996, a lessee of the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Bankruptcy court has approved the lessee's motion to reject its lease with the Company. After having made a $6.8 million provision for loss on lease receivables pertaining to this customer in fiscal 1995, the Company's net investment in the lease was approximately $363,000 as of September 30, 1996. The Company believes the value of the leased equipment will be adequate to cover the Company's net investment.

7.   EVENTS SUBSEQUENT TO SEPTEMBER 30, 1996

     On October 1, 1996, the Company and The King Management Corporation signed an amendment to the original security agreement dated June 22, 1995. This amendment authorized the borrowing of $1,955,000 by the Company from The King Management Corporation. Such borrowing was secured by certain leased equipment and payable in 60 days. All amounts outstanding were repaid on November 8, 1996.

     On October 31, 1996, Sunrise Resources, Inc., Sunrise Leasing Corporation and Sunrise Funding Corporation I entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by Sunrise Funding Corporation to private institutional investors. On November 8, 1996, Sunrise Funding Corporation I became a wholly-owned subsidiary of Sunrise Leasing Corporation. The notes are secured by certain leases contributed to the subsidiary by Sunrise Leasing Corporation. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000. The funds were used to repay the $3.1 million of loans from The King Management Corporation, to pay accrued interest and fees in connection with the amendment of the Company's recourse discounted loan agreement (under which the Company had been in default), and to repay the $9.4 million outstanding under the Company's bank line of credit. This reduction to the outstanding bank line of credit makes credit available to fund additional equipment purchases.

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

The Company segregates the sources of its revenue into five categories for financial statement purposes: (i) operating leases; (ii) direct financing leases; (iii) sales of new and used equipment; (iv) interest income; and (v) fee income.

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

Financing

As of September 30, 1996, the Company's total borrowings of $74.8 million were comprised of $37.6 million and $37.2 million in nonrecourse and recourse debt, respectively, representing 50.3% and 49.7% of total funds borrowed, respectively.  This  compares  to March 31,  1996  where the  Company  had total borrowings of $83.5 million, which were comprised of nonrecourse discounted lease rentals totaling $44.0 million and recourse borrowings totaling $39.5 million, representing 52.6% and 47.4%, of total funds borrowed.

In addition to the finance arrangements described above, the Company had entered into certain SFR lending transactions prior to fiscal 1995, and sold nonrecourse participation in those loans to financial institutions. As of September 30, 1996, these loans and the related nonrecourse participations totaled $2.5 million. Since the Company's only obligation with respect to these participations is as a servicer for a fee, the loans and related nonrecourse participations have been eliminated from the Company's consolidated balance sheets.

As of September 30, 1996, the Company was not in compliance with a recourse discounted loan agreement, with a balance of approximately $4.8 million, and had not repaid a note payable to The King Management Corporation which matured in February 1996 with a balance of approximately $1.8 million. See Note 5 to Consolidated Financial Statements under Item 1 above. On November 8, 1996, all debt outstanding to The King Management Corporation was repaid in full. This resulted in eliminating all related defaults under that facility. In addition, on November 8, 1996, the Company amended the terms of its recourse discounted loan agreement, simultaneously receiving a waiver of all events of non-compliance under that agreement. See Note 7 to Consolidated Financial statements under Item 1 above.

On November 8, 1996, the Company's wholly-owned subsidiary, Sunrise Funding Corporation I, completed the initial closing of a securitization facility with an initial funding of $13,000,000. See Note 7 to Consolidated Financial Statements under Item 1 above.


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

Sunrise Financial Resources, Inc.

The Board of Directors made the determination in fiscal 1996 to discontinue the SFR business. The Company has sold the SFR asset-based lending accounts and one-half of its SFR commercial accounts. Management believes the loan portfolio is reflected at its estimated liquidation value as of September 30, 1996.

Results of Operations for the Three and Six Months Ended September 30, 1996 and 1995

Total revenue decreased $2.6 million (19.6%) and $2.2 million (9.4%) for the three and six month periods ended September 30, 1996, as compared to the corresponding periods in fiscal 1996. The majority of the revenue decrease came from a drop in equipment sales, in both direct and vendor business. Equipment sales were down $2.2 million (49.3%) and $1.4 million (22.7%) for the three and six month periods of fiscal 1997 as compared to the corresponding periods in fiscal 1996. Interest income and fee income has and will decline significantly with the winding down of the SFR business. Operating lease revenues showed moderate growth for the three and six month period due to an increase in the vendor leasing programs. Direct financing leasing revenues decreased $527,000 (20.5%) and $652,000 (13.4%) for the three and six month periods ended September 30, 1996 due to a large number of leases coming off-lease, and fewer going on-lease due to sales people directing their efforts toward the vendor leasing business.

Total leasing revenues were as follows (dollar amounts in millions):

                                                       Three Months                          Six Months
                                                   Ended September 30,                  Ended September 30,
                                                   -------------------                  -------------------
                                                1996                1995               1996                1995
                                            ------------         ----------         -----------          ----------
                                            Amount    %          Amount  %          Amount    %          Amount  %
                                            ------------         ----------         -----------          ----------

   Leasing Revenues:
         Vendor                             $ 4.7     57%     $ 3.2    40%         $ 8.9     55%       $ 6.6    41%
         Direct                               3.5     43        4.8    60            7.2     45          9.3    59
                                              ---    ---        ---   ---            ---    ---          ---   ---
              Total                         $ 8.2    100%     $ 8.0   100%         $16.1    100%       $15.9   100%
                                            =======  ====     ======   ====         ======= ====     =======   ====

   As a percent of total revenues               76.2%            59.9%                  75.1%              67.4%
                                                =====            =====                  =====              =====


Margins from leasing activities (leasing revenue, less depreciation and interest expense of $5.3 million and $10.2 million) were 35.5% and 36.9%, and 30.0% and 29.0% for the three and six month periods of fiscal 1997 and fiscal 1996, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases and the extent to which the Company finances leases with internally generated funds. The increase in margins for fiscal 1997 relates primarily to more leases being financed with internally generated funds versus externally generated funds during the corresponding period in fiscal 1996. Margins will also be affected by the mix and age of direct finance and operating leases in the current portfolio.

In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to any change in interest rates on borrowed funds supporting the related transactions.

Revenue from equipment sales decreased $2.2 million and $1.4 million for the three and six month periods ended September 30, 1996 as compared to the corresponding periods in fiscal 1996. This decrease is primarily a result of lower off-lease sales coming from the vendor lease business. The gross margins of this activity were 18.5% and 15.3% of sales revenue for the three and six month periods of fiscal 1997, compared to 7.8% and 9.4% for the corresponding periods in fiscal 1996. These favorable gross margins in the current period were the result of establishing more conservative residuals on equipment that is now coming off-lease. Gross margins will also vary depending on the Company's ability to purchase equipment at competitive prices and to negotiate attractive selling prices for such equipment.

Interest income decreased $483,000 (73.1%) and $863,000 (68.5%) for the three and six month periods of fiscal 1997 as compared to the corresponding period in fiscal 1996. This decrease was caused by the liquidation of a significant part of the SFR loan portfolio which coincided with the Company's decision to discontinue its commercial and asset-based lending business.

Fee income decreased $70,000 (54.7%) and $107,000 (46.5%) for the three and six month periods of fiscal 1997 as compared to the same period in fiscal 1996. This decrease was primarily the result of the fiscal 1996 cessation of SFR lending activities.

Total costs and expenses decreased $3.0 million (25.2%) and $3.2 million (15.6%) for the three and six month periods of fiscal 1997 as compared to the corresponding period in fiscal 1996, notwithstanding significantly increased legal fees relating to the Company's financing activities and the dispute with King Management Corporation. The Company anticipates that its legal costs should decrease significantly in fiscal 1998. The decrease related principally to the lower amount of equipment sales and the lower associated costs.

Depreciation expense for the three month period ended September 30, 1996 increased $239,000 (6.9%) over the same period a year ago. This increase was due to an increase in vendor equipment operating leases that were added during the second quarter of fiscal 1997. This offset an overall decrease for the current six month period of $234,000 (3.3%) compared to the corresponding period in fiscal 1996, which was due to an overall decline in the amount of operating lease equipment during the six month period.

Interest expense decreased $553,000 (25.6%) and $927,000 (21.9%) for the three and six month periods of fiscal 1997 as compared to the corresponding period in fiscal 1996. The decrease in interest expense reflects lower average borrowings during the period.

Compensation expense increased $205,000 (25.7%) for the three month period ended September 30, 1996, compared to the same period in fiscal 1996. The increase was the result of increased personnel associated with the expansion of the Company's services as well as accruals for year-end merit compensation. Compensation expense for the three and six month periods of fiscal 1996 included one-time charges of $104,000 and $284,000 which were part of severance agreements payable to former employees of the Company.

Other operating expenses decreased $53,000 (8.4%) and $185,000 (14.4%) for the three and six month periods of fiscal 1997 as compared to the corresponding periods in fiscal 1996. The decrease was a direct result of the Company's efforts to control operating costs and reduce overhead.

Income tax provision as a percentage of income before taxes was 48.0% and 48.0% and 39.9% and 40.0% for the three and six month periods ended September 30, 1996 and 1995, respectively. The increase in the tax rate in the current fiscal period is due to the potential unrealizability of certain alternative minimum tax credits.

As a result of the foregoing factors, net income increased $94,000 (11.3%) and $296,000 (17.2%) for the three and six month periods of fiscal 1997 as compared to the corresponding periods in fiscal 1996.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, loans to customers and the acquisition of equipment for lease or sale. Generally, upon commencement of a lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company finances a substantial portion of the equipment cost on a long-term basis and attempts to limit its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis, the Company assumes the entire risk on its investment in the loan or equipment. Recently, Sunrise Leasing Corporation's wholly-owned subsidiary, Sunrise Funding Corporation I has securitized its lease receivables and related residuals. The Company anticipates that it may enter into similar transactions to finance a portion of its vendor program leases in the future. See Note 7 to Consolidated Financial Statements under Item 1 above.

At September 30, 1996, the Company had total borrowings outstanding of $74.8 million, of which 50.3% were nonrecourse. At March 31, 1996, the Company had total borrowings outstanding of $83.5 million, of which 52.7% were nonrecourse.

As of September 30, 1996, the Company had a total investment in leasing operations of $103.3 million, as compared to $101.3 million at March 31, 1996. The marginal increase in investment in leasing operations was due to an increase in new equipment installations and upgrades. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases.

Net cash provided by operating activities was $15.5 million for the first six months of fiscal 1997. Accounts payable increased $4.4 million, accounts receivable increased $500,000, and accrued liabilities increased $200,000 due to a general increase in the Company's lease portfolio and other business activities. The Company expects to fund these requirements through internally generated funds, as well as borrowings under its lines of credit. The Company also expects to realize additional cash from the future remarketing of leased equipment.

Equipment expenditures of $22.4 million for the first six months of fiscal 1997 were financed through $15.5 million of cash flows from operations, through the discounting of $4.3 million of noncancelable lease rentals to various financial institutions at fixed rates, and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Investments in loans receivable were $1.2 million for the first six months of fiscal 1997 and were financed primarily through internally generated funds and use of short-term borrowings under the Company's lines of credit.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Financing Sources

The Company maintains a $25 million line of credit. Of this amount, $24.6 million had been utilized as of September 30, 1996. On November 8, 1996, the Company repaid $9.4 million on this line of credit. Advances under the line are collateralized by substantially all of the Company's assets. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements.

The Company's line of credit matured September 30, 1996. The line was renewed as of October 1, 1996 and was extended under identical terms for a twelve month period maturing on September 30, 1997. See "Looking Forward".

As of March 31, 1996, the Company was not in compliance with a recourse discounted loan agreement, with a balance of approximately $5.6 million, and had not repaid a note payable to The King Management Corporation which matured in February 1996 with a balance of approximately $4.1 million. These events resulted in an event of noncompliance under cross-default provisions of the Company's bank line of credit agreement. As of September 30, 1996, balances outstanding under the recourse discounted loan agreement and The King Management Corporation note were approximately $4.8 million and $1.6 million, respectively. On November 8, 1996, all debt outstanding to The King Management Corporation was repaid in full. This resulted in eliminating all related defaults under that facility. In addition, on November 8, 1996, the Company amended the terms of its recourse discounted loan agreement, simultaneously receiving a waiver of all events of non-compliance under that agreement.

The Company has recently entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by a subsidiary of the Company to private institutional investors. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000. The funds were primarily used to repay the $3.1 million of loans from The King Management Corporation and to pay down the Company's bank line of credit. See Note 7 to Consolidated Financial Statements under Item 1 above. As a result of closing this financing, the Company decided not to pursue a previously proposed $10 million financing from The King Management Corporation. However, the Company believes that if its business grows as anticipated, additional financing will be required, and it is currently discussing such financing with several sources. The ability to obtain such financing will depend, at least in part, on the outcome of the arbitration hearing on the claims of the former ILC shareholders relating to the February 1995 merger of ILC and the Company which is now scheduled to begin in late November 1996.

Liquidity

Based on its completion of the Dougherty Dawkins financing and its recent success in obtaining additional discount financing, the Company believes that it will be able to finance its anticipated equipment purchasing commitments for the remainder of fiscal 1997. In order to fund its anticipated commitments in fiscal 1998, the Company will require additional financing facilities. Although there is no assurance that the Company will be able to obtain such financing, management is cautiously optimistic that it will be able to obtain financing as required to fund its equipment purchase commitments in fiscal 1998. If for any reason the Company is unable to obtain additional financing in fiscal 1998, its revenue growth in fiscal 1998 would be materially adversely affected.

Over the past year or more, the Company has continued to monitor several problem leases and loans. See Note 6 to Consolidated Financial Statements for information on significant lessee bankruptcy. While there continues to be several loans payable to the Company as to which the Company could be forced to take additional write-offs, management does not believe that any such write-offs would be material or that they would create new covenant violations on current credit facilities or otherwise limit or reduce the Company's access to credit.

Looking Forward

Although the equipment leasing business continues to be a significant component of the Company's business, the Company has since June 1995 focused more of its resources in building the vendor leasing business. In addition to its currently active vendor programs, the Company signed agreements with four additional vendors, and is in various stages of negotiations with several other vendors. Management believes that new vendor programs will generate significant revenues for the Company in fiscal 1997 and fiscal 1998.

The former ILC shareholders are seeking rescission and damages in connection with the February 1995 merger of ILC and the Company, and the matter is scheduled for arbitration in late November 1996. See Note 6 to Consolidated Financial Statements under Item 1 above. Although the Company is disputing the claims, an unfavorable determination by the arbitrator could result in the former ILC shareholders gaining control of the Company's vendor leasing business as it existed in February 1995 or being awarded additional stock of the Company which could cause significant dilution to the holdings of the current shareholders. If the Company avoids an arbitration award granting rescission, and it firmly believes it will, management believes that the Company will be able to further increase its credit facilities which will allow the Company to expand its vendor leasing business significantly and materially improve its overall operations in fiscal 1998. The Company's ability to effect this improvement is subject to the "Cautionary Statements" set forth below.

Because of a customer's default on certain lease payments and its negative financial circumstances, with respect to fiscal 1995 the Company made a provision for loss on lease receivables pertaining to this customer of $6.8 million. As of March 31, 1996, the Company's net investment in the related lease relationship was approximately $557,000, and related recourse borrowings aggregated $5.6 million. The settlement agreement signed in June 1996 among the Company, the lessee and the bank did not close. The lessee was unable to raise the $3 million necessary and could not meet its obligation under the agreement. The Company subsequently declared the lessee in default under the lease and on August 15, 1996, the lessee filed for protection under Chapter 11 of the Bankruptcy Code. Since filing, the court has approved the lessee's motion to reject its lease with the Company. The Company expects that the value of the equipment will be adequate to recover its net investment, which as of September 30, 1996 was $363,000. In addition, the Company has restructured the related recourse discounted loan agreement that relates to this equipment, the balance outstanding of which as of September 30, 1996 was $4,765,000. The Company has pledged additional collateral and the bank has waived all remaining outstanding defaults.


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

Future Growth. The Company's ability at grow to an acceptable rate is dependent to a great extent on the expansion of its vendor leasing programs. As of September 30, 1996, the Company has only two significant vendor leasing programs and has signed agreements for four other vendor leasing programs. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

Risk of Additional Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely several restricted loans. There is no assurance that such loans will not go into default or that they are adequately secured. Any future losses on such loans incurred in excess of the Company's reserves could materially affect the Company's future earnings.


Peter King Claims. The claims of the former ILC shareholders regarding the merger of ILC and Sunrise Leasing Corporation will be heard in a binding arbitration scheduled for late November 1996. The ILC shareholders are seeking rescission and/or substantial damages which, if granted, would be in the form of additional shares of Company stock thereby materially diluting the holdings of current shareholders. Under the rescission claim, the ILC shareholders will seek to gain control of the Company's entire vendor leasing business. The Company firmly believes that rescission is not a proper remedy, but if rescission is granted, it would not cover that part of the new vendor leasing clients generated after the merger.

Nonrecourse Financing. The Company's growth and profitability are dependent to a great extent on the continued willingness of banks and other financial institutions to lend the Company money to finance its leasing transactions on a nonrecourse basis. In order for the Company to obtain such financing, its customers must have a credit standing which is satisfactory to the Company's lenders. There is no assurance that banks or other financial institutions will be willing to continue to finance the Company's leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its financing sources. Any adverse change in either the willingness of financial institutions to finance the Company's lease transactions on a nonrecourse basis or in the Company's ability to attract creditworthy customers could adversely affect its future leasing revenue.

Recourse Financing. Although nonrecourse financing will continue to be the Company's preferred form of financing, recourse financing may be used when nonrecourse financing is not available for a particular lease or when the benefits of recourse financing outweigh the risks. The Company assumes a significantly higher degree of risk with recourse financed leases because the lessee is often more susceptible to default and the lender has direct recourse against the Company for the amount of any default by the lessee. Such a default could have a material adverse effect on the Company if the fair market value of the leased equipment at the time of default is insufficient to satisfy the obligations due the lender. There is no assurance that such defaults will not occur. Recently, the Company's subsidiary has securitized certain of its lease receivables and related residuals associated with certain of the Company's vendor program leases, and the Company anticipates that it may enter into similar transactions to finance a portion of this business in the future. If it were unable to acquire such additional financing, the Company would need to rely more heavily on additional recourse financing to further finance this type of business.

Major Customers/Vendors. As of September 30, 1996, $23,541,000 in leasing operations and loans receivable balances were funded internally or with recourse obligations held by 15 customers having balances outstanding in amounts greater than $500,000. Total investments in leases and loans receivables to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $34,250,000 or 31% of the portfolio as of September 30, 1996. Defaults by such customers would result in a significant loss to the Company, to the extent such amounts are not already reserved. In addition, as these leases and loans are funded internally or through recourse financing, the Company would be obligated to repay the remaining principal balance to the financial institution out of internally generated funds while receiving no cash payments from the lessee/borrower.

In addition, 52.8% and 46.3% of the Company's leasing revenue for the three and six month periods ended September 30,1996 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. The Company believes that during this period it would be able to replace this business. If, however, the Company would be unable to replace this business, the Company's future financial results could be materially and adversely affected.

Control by a Small Group of Investors. As of September 30, 1996, 39.6% of the outstanding shares of Sunrise Resources, Inc. was controlled by trusts for the benefit of Peter King and the sons of Peter King. Because of such share ownership, these trusts may be able to control the election of all members of the Board of Directors, and may be able to control all future corporate actions. If the former shareholders of ILC are successful in their arbitration claims, the holdings of Company stock by these trusts could increase significantly.

Residual Values of Leased Equipment. The value of the data processing equipment leased by the Company to its customers represents a substantial portion of the Company's capital. At the inception of each lease, the Company estimates the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The actual realized residual value of leased equipment may differ from its estimated residual value, resulting in profit or loss when the leased equipment is sold or leased again at the end of the initial lease term. If a lessee defaults on a lease which has been discounted by the Company to a financial institution, the financial institution may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. In addition, data processing equipment is subject to rapid technological obsolescence typical of the computer industry. While the Company's experience to date has generally resulted in actual residual values in excess of estimated residual values, a greater than expected decrease in the market value of data processing or other equipment leased by the Company could materially and adversely affect the Company's financial condition and profitability.

PART II--OTHER INFORMATION

Item 1. In June of 1995 the former ILC shareholders advised the Company that they were reserving their rights in connection with the merger of the Company and ILC in February 1995. The claims of the former ILC shareholders are expected to go to arbitration in late November 1996. See Note 6 to Financial Statements at Part I, Item 1, above.

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

               b.   Form 8-K

                    There have been no Current Reports on Form 8-K filed on behalf of the Company during the quarter ended September 30, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SUNRISE RESOURCES, INC.



Date:   November 14, 1996      By:/s/ Errol Carlstrom
                                  Errol Carlstrom, President and Chief Executive Officer (Principal executive officer)




                               By:/s/ Barry J. Schwach
                                  Barry J. Schwach
                                  Executive Vice President of Finance and
                                  Administration and Chief Financial Officer
                                  (Principal financial officer)




                               By:/s/ Paul R. Wotta
                                  Paul R. Wotta
                                  Controller (Principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
September 30, 1996


                             SUNRISE RESOURCES, INC.


Exhibit
 Number                                           Description

  3.1          Restated  Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
  3.2          Restated Bylaws--incorporated  by reference to Exhibit 3.2 to the
                  Company's Registration Statement on Form S-18,
                  Reg. No. 33-42477C.
  4.1          Specimen of Common Stock Certificate--incorporated  by  reference to Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-18, Reg. No. 33-42477C.
 10.1          Amendment to  Security  Agreement dated June 22, 1995 between the
                  Company and King Holding Corporation
 10.2          First  Amendment to  Amended  and Restated Credit Agreement dated
                  October 1, 1996 between the Company and First Bank National Association
 10.3          Promissory Note Extension Agreement dated October 1, 1996 between the Company and First Bank National Association
 10.4          Employment Agreement October 14,  1994 between  the  Company  and
                  Barry J. Schwach
 10.5          Employment Agreement October 14,  1994 between  the  Company  and
                  William B. King
 10.6          Incentive Compensation Plan for Fiscal Year 1997
 10.7          Replacement Promissory note dated November 7, 1996 by the Company in favor of Daiwa Bank, Limited at the Sumitomo Bank, Ltd.
 10.8          Amended and Restated Loan and Security Agreement and Waiver dated
                  November 7, 1996  between the Company and Daiwa Bank, Limited
 11.1          Per Share Earnings Computations
 27.0          Financial Data Schedule (filed with electronic version only)


*Management contract or other compensatory plan.