Form 10-Q
period 1996-12-31
SUNRISE RESOURCES INC\MN
filed 1997-02-14
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the Quarter Ended                           Commission File Number
   December 31, 1996                                   0-19516


                             SUNRISE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


       MINNESOTA                                      41-1632858
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

    7,188,721 shares of Common Stock, $.01 par value as of February 7, 1997.

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          Included herein is the following unaudited financial information:

          Consolidated  Balance  Sheets as of  December 31, 1996 and March 31,
          1996.

          Consolidated Statements of Operations for three month and nine month periods ended December 31, 1996 and 1995.

          Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1996 and 1995.

          Notes to Consolidated Financial Statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,         March 31,
                                                                                        1996               1996
                                                                                    ---------------     -----------
ASSETS                                                                              (Unaudited)
   Cash and cash equivalents                                                        $     2,381,000     $     1,629,000
   Accounts receivable, less allowance for doubtful accounts
     of $782,000 and $626,000                                                             2,465,000           3,537,000
   Income taxes receivable                                                                       --           1,157,000
   Inventory held for sale                                                                  178,000             123,000
   Loans receivable, less allowance for possible losses of $2,867,000
     and $2,773,000                                                                      10,885,000          14,074,000

   Investment in leasing operations:
     Direct financing leases                                                             52,513,000          65,165,000
     Operating leases, less accumulated depreciation of
       $22,655,000 and $19,927,000                                                       38,642,000          28,962,000
     Equipment held for lease                                                            10,588,000           6,474,000
     Initial direct costs                                                                   563,000             670,000
                                                                                    ---------------    ----------------
       Total investment in leasing operations                                           102,306,000         101,271,000
                                                                                    ---------------    ----------------

   Furniture and fixtures, less accumulated depreciation
     of $496,000 and $396,000                                                               431,000             515,000
   Other assets                                                                             605,000             172,000
   Goodwill and non-compete agreement, less
      accumulated amortization of $83,000 and $50,000                                       574,000             607,000
                                                                                    ---------------    ----------------
       Total assets                                                                $ 119,825,000        $    123,085,000
                                                                                   ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Borrowings under lines of credit                                               $    17,274,000    $     18,298,000
     Note payable to King Management Corporation                                                 --           4,127,000
     Securitized borrowings (Note 5)                                                     11,315,000                  --
     Recourse participations in loans receivable                                          1,055,000           4,582,000
     Discounted lease rentals                                                            44,376,000          56,520,000
                                                                                    ---------------    ----------------
       Total financing arrangements                                                      74,020,000          83,527,000
                                                                                    ---------------    ----------------

   Accounts payable                                                                       6,617,000           4,837,000
   Accrued liabilities                                                                    4,032,000           3,919,000
   Accrued income taxes                                                                   1,484,000                  --
   Deferred tax liability                                                                 1,498,000           1,498,000
                                                                                    ---------------    ----------------
       Total liabilities                                                                 87,651,000          93,781,000
                                                                                    ---------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 6)


SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share, authorized
     17,500,000 shares, 7,189,000 shares issued
     and outstanding at both dates                                                           72,000              72,000
   Capital stock, undesignated, par value $.01 per share,
     authorized 2,500,000 shares, none issued or outstanding                                      --                 --
   Additional paid-in capital                                                            25,601,000          25,601,000
   Retained earnings                                                                      6,501,000           3,631,000
       Total shareholders' equity                                                        32,174,000          29,304,000
                                                                                    ---------------      --------------
       Total liabilities and shareholders' equity                                  $    119,825,000     $   123,085,000
                                                                                   ================     ===============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     Three Months                           Nine Months
                                                 Ended December 31,                     Ended December 31,
                                            ---------------------------------       ------------------------------
                                                   1996               1995                1996                1995
                                            -----------------   -------------       ---------------    -------------
REVENUES
   Operating leases                          $     7,205,000    $     5,268,000     $    19,071,000    $    16,328,000
   Direct financing leases                         1,790,000          2,445,000           6,011,000          7,318,000
   Equipment sales                                 2,067,000          1,684,000           6,868,000          7,891,000
   Interest Income                                   168,000            553,000             565,000          1,813,000
   Fee income                                         64,000             77,000             187,000            307,000
                                             ---------------    ---------------     ---------------    ---------------
     Total Revenues                               11,294,000         10,027,000          32,702,000         33,657,000
                                             ---------------    ---------------     ---------------    ---------------

COSTS AND EXPENSES
   Depreciation                                    4,066,000          3,318,000          10,904,000         10,390,000
   Interest                                        1,797,000          2,063,000           5,110,000          6,303,000
   Provision for lease and loan losses               206,000            494,000             632,000          1,252,000
   Cost of equipment sold                          1,924,000          1,324,000           5,990,000          6,950,000
   Compensation expense                              876,000            776,000           2,659,000          2,554,000
   Other operating expenses                          785,000            733,000           1,886,000          2,019,000
                                             ---------------    ---------------     ---------------    ---------------
     Total Costs and Expenses                      9,654,000          8,708,000          27,181,000         29,468,000
                                             ---------------    ---------------     ---------------    ---------------

INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                                1,640,000          1,319,000           5,521,000          4,189,000

PROVISION FOR INCOME TAXES                           789,000            530,000           2,651,000          1,677,000
                                             ---------------    ---------------     ---------------    ---------------

NET INCOME                                   $       851,000       $    789,000      $    2,870,000     $    2,512,000
                                             =================   ===============     =================  ===============
NET INCOME PER COMMON
   AND COMMON
   EQUIVALENT SHARE                          $         0.12     $          0.11     $          0.40    $          0.35
                                             ==============     ===============     ===============     ==============

WEIGHTED AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING                              7,220,000          7,189,000           7,198,000          7,191,000
                                             ===============    ===============     ===============    ===============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                Nine Months
                                                                                            Ended December 31,
                                                                                         1996                1995
                                                                                    ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $     2,870,000     $     2,513,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                                     632,000           1,252,000
    Depreciation and amortization                                                        10,947,000          10,429,000
    Change in operating assets and liabilities:
        Accounts receivable                                                                 916,000          (1,293,000)
        Income taxes receivable                                                           1,157,000                  --
        Other assets                                                                       (368,000)            (52,000)
        Inventory held for sale                                                             (55,000)             77,000
        Accounts payable                                                                  1,780,000          (1,104,000)
        Accrued liabilities                                                                 113,000             478,000
        Accrued income taxes                                                              1,484,000               5,000
                                                                                    ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                                 19,476,000          12,305,000
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in loans receivable                                                       (1,381,000)        (39,909,000)
    Principal portion of loans receivable collected                                       4,476,000          42,225,000
    Purchase of equipment for lease                                                     (32,262,000)        (35,942,000)
    Principal portion of direct financing leases collected                               19,970,000          19,192,000
    Purchase of furniture and fixtures                                                      (21,000)            (98,000)
                                                                                    ----------------    ---------------
          NET CASH USED IN INVESTING ACTIVITIES                                          (9,218,000)        (14,532,000)
                                                                                    ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on lines of credit                                                        16,250,000          26,820,000
    Payments on lines of credit                                                         (17,274,000)        (26,430,000)
    Proceeds from discounted lease financing                                              8,363,000          28,426,000
    Payments on discounted lease financing                                              (20,506,000)        (19,040,000)
    Proceeds from participations in loans receivable                                             --             280,000
    Payments on participations in loans receivable                                       (3,527,000)         (1,803,000)
    Proceeds from note payable to King Holding Corporation                                1,955,000             224,000
    Payments on note payable to King Holding Corporation                                 (6,082,000)         (5,947,000)
    Proceeds from Securitized borrowings                                                 13,000,000                  --
    Payments on Securitized borrowings                                                   (1,685,000)                 --
                                                                                    ----------------    ---------------
        NET CASH (USED IN) PROVIDED BY FINANCING
              ACTIVITIES                                                                 (9,506,000)          2,530,000
                                                                                    ----------------    ---------------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                        752,000             303,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,629,000           2,398,000
                                                                                   -----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     2,381,000     $     2,701,000
                                                                                    ===============     ===============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1996 and 1995 (Unaudited)

1.   ACCOUNTING POLICIES

     In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and March 31, 1996, the Company's results of operations for the three months and nine months ended December 31, 1996 and 1995, and the Company's cash flows for the nine months ended December 31, 1996 and 1995. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Notes to the Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission, and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 9 through 16 of this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 48% for the three and nine month periods ended December 31, 1996, and 40% for the three and nine month periods ended December 31, 1995.

3.   LOANS RECEIVABLE

         Loans  by  Collateral  Type
The composition of the loans receivable portfolio by collateral type was as follows:

                                                                                     December 31,      March 31,
                                                                                         1996            1996
                                                                                    ---------------  -------------

     Commercial loans, collateralized primarily by receivables                      $       474,000    $     1,282,000
     Commercial loans, collateralized by equipment, marketable
       securities and other                                                               5,341,000          7,563,000
     Real estate loans                                                                    1,048,000          4,205,000
     Impaired loans                                                                       8,346,000          8,150,000
     Non-recourse participations                                                         (1,365,000)        (4,216,000)
                                                                                    ---------------    ---------------
                                                                                         13,844,000         16,984,000
     Less:
       Allowance for possible loan losses                                                (2,867,000)        (2,773,000)
       Unearned fees from loan origination                                                  (92,000)          (137,000)

                                                                                    ---------------    ---------------
                                                                                    $    10,885,000    $    14,074,000
                                                                                    ===============    ===============

Loan Portfolio Activity and Allowance for Possible Loan Losses -

As of December 31, 1996 and March 31, 1996, the Company's recorded investment in impaired and other loans and the related valuation allowances were as follows:

                                                   December 31, 1996                      March 31, 1996
                                            ------------------------------------    ----------------------------------
                                                 Recorded           Valuation          Recorded            Valuation
                                                Investment          Allowance         Investment           Allowance

     Impaired loans -
       Nonaccrual                           $      8,121,000    $    2,642,000      $     7,925,000    $     2,514,000
       Other                                          225,000          225,000              225,000            225,000
     Performing loans                              6,863,000                --           13,050,000             34,000
     Nonrecourse participations                   (1,365,000)               --          ( 4,216,000)                --
                                            -----------------   --------------      ----------------   ---------------
                                            $     13,844,000    $    2,867,000      $    16,984,000    $     2,773,000
                                             ===============     =============       ==============     ==============


The activity in the allowance for possible loan losses during the three and nine month periods ended December 31, 1996 and 1995 was as follows:

                                                          Three Months                      Nine Months
                                                      Ended December 31,                 Ended December 31,
                                                   1996                1995           1996                1995
                                             --------------      --------------  -----------------  --------------

         Balance, beginning of period            $2,837,000           $2,760,000    $2,773,000       $2,125,000
         Provisions for loan losses                  30,000              396,000        94,000        1,031,000
         Write-offs                                      --             (372,000)           --         (372,000)
                                                 ------------      -------------    ------------     -------------
         Balance, end of period                  $2,867,000        $2,784,000       $2,867,000       $2,784,000
                                                 ============      =============    ============     =============

The average investment in impaired loans for the three and nine month periods ended December 31, 1996 and 1995 was $8.4 million, $12.5 million, $8.2 million and $9.4 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company did not recognize any interest income on impaired loans for the respective three and nine month periods ended December 31, 1996 and 1995.

When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued and uncollected income accruals are reversed. During the three and nine months ended December 31, 1996 and 1995, the Company did not recognize fee and interest income totaling $135,000, $250,000, $405,000 and $986,000, respectively, relating to the impaired loans referred to in the preceding paragraph.

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:

                                         December 31,       March 31,
                                            1996              1996
                                       ---------------   ---------------
         Non-recourse                   $  36,697,000    $    43,969,000
         Recourse                           7,679,000         12,551,000
                                       ---------------    ---------------
                                        $  44,376,000    $    56,520,000
                                       ===============    ===============
5.   FINANCING ARRANGEMENTS

     Lines of Credit -

     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $24.6 million at December 31, 1996. The balance outstanding as of quarter end was $17.3 million. Advances under the line are at prime, and are collateralized by substantially all unencumbered assets of the Company.

     Related Party Securitization
     On October 31, 1996, the Company, Sunrise Leasing Corporation ("Sunrise Leasing") and Sunrise Funding Corporation I (a newly formed wholly-owned special purpose subsidiary of Sunrise Leasing)("Sunrise Funding"), entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by Sunrise Funding to private institutional investors. Dougherty Dawkins, Inc. is an investment banking firm of which Thomas Strand, a director of the Company, is Vice Chairman. The notes are secured by certain leases contributed to Sunrise Funding by Sunrise Leasing. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000. The funds were used to pay off the $3.1 million of loans from The King Management Corporation, to pay accrued legal expenses, interest and fees in connection with the financing, and to repay $9.4 million under the Company's bank line of credit. This reduction to the outstanding bank line of credit makes credit available to fund additional equipment purchases.


6.   COMMITMENTS AND CONTINGENCIES

     Litigation -

     Peter King has commenced arbitration proceedings against the Company relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) ("ILC") on the basis that, in his view, problems underlying the net investment in several direct financing loans and leases arose prior to the merger and were not disclosed. He has also asserted other claims regarding valuation of certain other assets of the Company at the time of the merger. In addition to seeking money damages or additional shares of the Company Common Stock, Mr. King is attempting to obtain rescission of the merger. Such an attempt, which is being strongly resisted by the Company, could if he is successful result in Mr. King and his affiliates reacquiring ownership of ILC's vendor leasing business as it existed in February 1995 and as it has been expanded since February 1995 and all other ILC assets and liabilities. The matter is currently scheduled to be completed during the Company's fourth quarter of fiscal 1997.

     On August 15, 1996, a lessee of the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Bankruptcy court has approved the lessee's motion to reject its lease with the Company. After having made a $6.8 million provision for loss on lease receivables pertaining to this customer in fiscal 1995, the Company's net investment in the lease is approximately $163,000 as of December 31, 1996. The Company believes the value of the leased equipment will be adequate to cover the Company's net investment.

7.   EVENTS SUBSEQUENT TO DECEMBER 31, 1996

     On January 31, 1997, Sunrise Leasing Corporation through its wholly-owned subsidiary Sunrise Funding Corporation I, completed the remaining $7,000,000 funding on the securitization facility with a subsidiary of Dougherty Dawkins, Inc. These notes are secured by certain leases contributed to the subsidiary by Sunrise Leasing Corporation. These funds were used to reduce the debt outstanding under the Company's bank line of credit. This reduction to the outstanding bank line of credit makes credit available to fund additional equipment purchases.

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

Operating Leases. All leases that are not classified as direct financing leases are treated as operating leases. Monthly payments from these leases are recognized as leasing revenue. The Company's cost of the leased equipment is recorded on the balance sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue and the related depreciation expense for operating leases are recorded evenly over the term of the lease. The related interest expense declines over the term of the lease as the principal is reduced, with the resultant net margin being lower in the early periods of the lease and higher in the later periods.

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

Equipment Sales. Revenue from equipment sales transactions is recognized by the Company at the time title to the equipment passes to the customer. Leases that entitle the customer to purchase the leased equipment for a nominal sum at the end of the lease term and which are discounted on a nonrecourse basis at the lease commencement date, thereby leaving the Company with no interest in the transaction, are treated by the Company as a sale of equipment.

Interest Income. Interest income is accrued on unimpaired loans receivable under the effective interest method. Interest income is not recognized on loans which have been identified by the Company as impaired.

Fee Income. The Company earns fee income principally for arranging leases between unrelated parties. These fees are recognized at the closing of such transactions. At lease termination, the Company may also be entitled to additional fee income equal to a portion of the net proceeds from a subsequent lease or sale of the equipment. The Company's portion of such net proceeds, if any, is reported as fee income at the time of the subsequent lease or sale of equipment.

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

Sunrise Financial Resources, Inc.

The Board of Directors made the determination in fiscal 1996 to discontinue the SFR business. The Company has sold the SFR asset-based lending accounts and certain of its SFR commercial accounts. Management believes the loan portfolio is reflected at its estimated liquidation value as of December 31, 1996.

Results of Operations for the Three and Nine Months Ended December 31, 1996 and 1995

Total revenue for the three-month period ended December 31, 1996 increased $1.3 million, or 12.6%, compared to the corresponding period in fiscal 1996. Total revenue for the nine month period ended December 31, 1996 decreased $1.0 million, or 2.8%, compared to the same period in fiscal 1996 primarily as a result of lower equipment sales. Operating lease revenue continues to show sustained growth with increases of $1.9 million (36.8%) and $2.7 million (16.8%) over the three and nine month period ended December 31, 1996 as compared to the same period in fiscal 1996. This was due to the increase in activity in the Company's vendor leasing programs. Direct finance leasing revenues continue to decrease as new leases are being added to the end-user portfolio at a rate slower than the run-off of existing leases and the sales efforts have been focused more on vendor leases which are typically not recorded as direct finance leases. Equipment sales, although increasing slightly for the three month period ended December 31, 1996, have decreased $1.0 million (13.0%) for the nine month period ended December 31, 1996 as compared to the same period in fiscal 1996. The decrease is attributable to a lower amount of equipment coming off lease. Interest income and fee income continue to decline as the Company continues to wind down the SFR business.

Total leasing revenues were as follows (dollar amounts in millions):

                                                   Three Months                           Nine Months
                                                Ended December 31,                    Ended December 31,
                                                 1996           1995                  1996            1995
                                            -------------   --------------       --------------   -------------
                                            Amount    %       Amount  %            Amount    %       Amount %

   Leasing Revenues:
         Vendor                             $   5.5   61%     $  3.4   44%         $  14.3   57%    $  10.0      42%
         Direct                                 3.5   39         4.3   56             10.7   43        13.6      58
                                                ---   --          ---  --             ----   --        ----     ----
              Total                         $   9.0  100%     $  7.7   100%         $  25.0  100%    $  23.6    100%
                                            =======  ====     ======   ====         =======  ====    =======    ====
   As a percent of total revenues                 79.6%            76.9%                 76.7%             70.2%
                                               ==========       ==========            ==========        ===========

Margins from leasing activities (leasing revenue, less depreciation and interest expense) were 34.8% and 36.2%, and 30.2% and 29.4% for the three and nine month periods of fiscal 1997 and fiscal 1996, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases. Margins will also be affected by the age of direct finance and operating leases in the current portfolio.

In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to any change in interest rates on borrowed funds supporting the related transactions.

Revenue from equipment sales increased $383,000 for the three-month period ended December 31, 1996 and decreased $1,023,000 for the nine-month period ended December 31, 1996 as compared to the corresponding periods in fiscal 1996. This decrease is primarily a result of lower off-lease sales coming from the vendor leasing business. The gross margins of this activity were 6.9% and 12.8% of sales revenue for the three and nine month periods of fiscal 1997, compared to 21.4% and 11.9% for the corresponding period in fiscal 1996. These favorable gross margins over the nine month period were the result of establishing more conservative residuals on equipment that is now coming off-lease. A few individual loss transactions caused lower three month margins and lowered anticipated margins for the nine month period. Gross margins will also vary depending on the Company's ability to purchase equipment at competitive prices and to negotiate attractive selling prices for such equipment.

Interest income decreased $385,000 (69.6%) and $1,248,000 (68.8%) for the three and nine month periods of fiscal 1997 as compared to the corresponding period in fiscal 1996. This decrease was caused by the liquidation of a significant part of the SFR loan portfolio which coincided with the Company's decision to discontinue its commercial and asset-based lending business.

Fee income decreased $13,000 (16.9%) and $120,000 (39.1%) for the three and nine month periods of fiscal 1997 as compared to the same period in fiscal 1996. This decrease was primarily the result of the fiscal 1996 cessation of SFR lending activities.

Total costs and expenses increased $946,000 (10.9%) for the three month period ended December 31, 1996 as compared to the same period in fiscal 1996. Total costs and expenses for the nine month period decreased $2.3 million (7.7%) as compared to the same period in fiscal 1996. In the current three month period the Company incurred a significant increase in legal fees relating to the Company's dispute with King Management Corporation. The Company anticipates that its legal costs should decrease significantly in fiscal 1998. The decrease in the nine month period related to lower interest expense from lower average debt balances.

Depreciation expense increased $748,000 (22.6%) and $514,000 (5.0%) for the three and nine month periods ended December 31, 1996 as compared to the corresponding period in fiscal 1996. This increase was due to an increase in vendor equipment operating leases that were added in the third quarter due to an increase in activity from the vendor leasing programs.

Interest expense decreased $266,000 (12.9%) and $1,193,000 (18.9%) for the three and nine month periods of fiscal 1997 as compared to the corresponding period in fiscal 1996. The decrease in interest expense reflects lower average borrowings during the period.

Compensation expense increased $105,000 (4.1%) for the nine month period ended December 31, 1996, compared to the same period in fiscal 1996. The increase was the result of increased personnel associated with the expansion of the Company's services as well as accruals for year-end merit compensation. Compensation expense for the three and nine month periods of fiscal 1996 included one-time charges of $66,000 and $350,000 which were part of severance agreements payable to former employees of the Company.

Other operating expenses decreased $133,000 (6.6%) for the nine month period of fiscal 1997 as compared to the corresponding period in fiscal 1996. Other operating expenses increased $52,000 (7.1%) for the three month period ended December 31, 1996 as compared to the same period in fiscal 1996. Most operating expenses have decreased as a direct result of the Company's efforts to control operating costs and reduce overhead, but a significant increase in legal fees and associated arbitration costs relating to the dispute with King Management Corporation caused an increase in operating expenses for the most recent quarter.

Income tax provision as a percentage of income before taxes was 48.1% and 48.0% and 40.2% and 40.0% for the three and nine month periods ended December 31, 1996 and 1995, respectively. The increase in the tax rate in the current fiscal period is due to the potential unrealizability of certain alternative minimum tax credits.

As a result of the foregoing factors, net income increased $62,000 (7.9%) and $357,000 (14.2%) for the three and nine month periods of fiscal 1997 as compared to the corresponding periods in fiscal 1996.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, the acquisition of equipment for lease or sale. Generally, upon commencement of a lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company finances a substantial portion of the equipment cost on a long-term basis and attempts to limit its risk, if any, to its equity investment in the equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis, the Company assumes the entire risk on its investment in the loan or equipment. Recently, Sunrise Leasing Corporation's wholly-owned subsidiary, Sunrise Funding Corporation I, has securitized its lease receivables and related residuals (the "Securitized Facility"). The Company anticipates that it may attempt to enter into similar transactions to finance a portion of its vendor program leases in the future. See Note 5 to Consolidated Financial Statements under Item 1 above.

At December 31, 1996, the Company had total borrowings outstanding of $74.0 million, of which 49.6% were nonrecourse. These borrowings consisted of $44.4 million of discounted lease rentals (79.1% of which were recourse and 20.9% of which were non-recourse), $17.3 million of borrowings under bank lines of credit, $11.3 million under the Securitized Facility and $1.0 million in recourse participations in SFR loans receivable.

As of December 31, 1996, the Company had a total investment in leasing operations of $102.3 million. The Company's investment in leasing operations was financed through $36.7 million of non-recourse discount lease financing, $7.7 million of recourse discount lease financing, and $57.9 million generated by internal funds and recourse bank lines of credit. The Company's vendor leasing business is funded exclusively with internal funds and recourse bank lines of credit. The marginal increase in investment in leasing operations was due to an increase in new equipment installations and upgrades. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases.

Net cash provided by operating activities was $19.5 million for the nine months ended December 31, 1996. Accounts payable increased $1.8 million due to a general increase in the Company's lease portfolio and other business activities. The Company expects to fund similar requirements through internally generated funds, as well as borrowings under its lines of credit. The Company also expects to realize additional cash from the future remarketing of leased equipment.

Equipment expenditures of $32.3 million for the first nine months of fiscal 1997 were financed through $19.5 million of cash flows from operations, through the discounting of $8.4 million of noncancelable lease rentals to various financial institutions at fixed rates, through the securitization of leases for an initial $13.0 million, and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Investments in loans receivable were $1.4 million for the first nine months of fiscal 1997 and were financed primarily through internally generated funds and use of short-term borrowings under the Company's lines of credit.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Financing Sources

The Company maintains a $25 million line of credit. Of this amount, $17.3 million had been utilized as of December 31, 1996. On January 31, 1997, the Company repaid $7.0 million on this line of credit with funds obtained through the additional securitization of leases with a subsidiary of Dougherty Dawkins. Advances under the line are collateralized by substantially all of the Company's assets. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements. The Company's line of credit matured September 30, 1996. The line was renewed as of October 1, 1996 and was extended under identical terms for a twelve month period maturing on September 30, 1997. See "Outlook".

As of March 31, 1996, the Company was not in compliance with a recourse discounted loan agreement and had not repaid a note payable to The King Management Corporation which matured in February 1996. These events resulted in an event of noncompliance under cross-default provisions of the Company's bank line of credit agreement. On November 8, 1996, all debt outstanding to The King Management Corporation was repaid in full which resulted in eliminating all related defaults under that facility. In addition, on November 8, 1996, the
Company amended the terms of its recourse discounted loan agreement, simultaneously receiving a waiver of all events of non-compliance under that agreement.

The Company has recently entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by a subsidiary of the Company to private institutional investors. This Securitization Facility was closed on November 8, 1996, with an initial funding of $13 million. The funds were primarily used to repay the $3.1 million of loans from The King Management Corporation and to pay down the Company's bank line of credit. On January 31, 1997, the Company completed the final phase of this funding for $7.0 million and used the proceeds to pay down its line of credit. See Note 7 to Consolidated Financial Statements under Item 1 above. As a result of closing this financing, the Company decided not to pursue a previously proposed $10 million financing from The King Management Corporation. However, the Company believes that if its business grows as anticipated, additional financing will be required, and it is currently discussing such financing with several sources. The ability to obtain such financing will depend, at least in part, on the outcome of the arbitration hearing on the claims of the former ILC shareholders relating to the February 1995 merger of ILC, as discussed in "Outlook".

Liquidity

Based on its completion of the Securitized Facility and its recent success in obtaining additional discount financing, the Company believes that it will be able to finance its anticipated equipment purchasing commitments for the remainder of fiscal 1997. In order to fund its anticipated commitments in fiscal 1998, the Company will require additional financing facilities. Although there is no assurance that the Company will be able to obtain such financing, management is cautiously optimistic that it will be able to obtain financing as required to fund its equipment purchase commitments in fiscal 1998.

Over the past year or more, the Company has continued to monitor several problem leases and loans. See "Note 6 to Consolidated Financial Statements for information on significant lessee bankruptcy." While there continues to be several loans payable to the Company as to which the Company could be forced to take additional write-offs, management does not believe that any such write-offs would be material or that they would create new covenant violations on current credit facilities or otherwise limit or reduce the Company's access to credit. A lessee under a significant equipment lease with the Company previously agreed to increase its monthly rental payments from $159,000 to $199,000 beginning in November 1996. The additional monthly rent of $40,000 has not been paid despite demand, and there is no guarantee that it will be. The Company believes the lessee will continue to make the $159,000 monthly payments, but if there is a total default by the lessee, the Company would be required to write off the remaining lease balance which would have a materially adverse affect on the Company's financial statements.

Outlook

The  statements   contained  in  this  Outlook  section  are  based  on  current expectations. The statements are forward looking and actual results may differ materially.

The Company's strategy is to continue to focus on and expand its vendor leasing business while maintaining its equipment leasing business. Since January 1, 1996, the Company has been engaged in doing leasing business with five new vendors. It has signed agreements with three of these vendors and is negotiating agreements with the other two vendors and believes agreement will eventually be reached with them. The Company is also in various stages of negotiations with several other vendors, but there is no assurance that the Company will ever do any leasing business with such vendors or that agreements will be entered into with them. Management is optimistic that the Company's vendor leasing business will continue to grow. The Company's ability to continue to expand its vendor business is dependent on its success in obtaining the necessary financing to fund its current vendors and new vendors. While management is cautiously optimistic about the Company's ability to finance equipment purchases in fiscal 1998, the Company's ability to obtain such financing may depend on the outcome of the arbitration with ILC shareholders and the avoidance of additional material write-offs on problem loans and leases still outstanding.

The forward looking statements contained in this Outlook, in particular the statements regarding growth of the Company's vendor leasing business, the Company's ability to finance this business, and management's belief that any future loan or lease write off will not be material, involve a number of risks and uncertainties in addition to the factors discussed above, including the following:

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

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing programs. As of December 31, 1996, the Company has only two significant vendor leasing programs and has signed agreements for four other vendor leasing programs. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely several restricted loans and a material lease. There is no assurance that such loans or such lease will not go into default or that they are adequately secured. Any future losses on such loans incurred in excess of the Company's reserves would likely materially affect the Company's future earnings.

Arbitration. The claims of the former ILC shareholders regarding the merger of ILC and Sunrise Leasing Corporation are currently being heard in a binding arbitration scheduled to be completed and a ruling made by the end of fiscal 1997. The ILC shareholders are seeking rescission and/or substantial damages which, if granted, would be in the form of additional shares of Company stock thereby materially diluting the holdings of current shareholders. The ILC shareholders are seeking to rescind the merger with the Company and to obtain control of the Company's entire vendor leasing business. The Company does not believe that rescission is the proper remedy, but if rescission is granted, the Company does not believe the rescission will cover vendors which became customers of the Company subsequent to the merger.

Financing. The Company's growth and profitability are dependent to a great extent on the willingness of banks and other financial institutions to lend the Company money to finance the purchase of equipment to be leased. To date, the Company has financed its equipment and vendor leasing businesses primarily through the sale of equity to the public, cash flow from operations, bank lines of credit, non-recourse discount lease financing, recourse discount lease financing and a securitization of certain lease receivables and related residuals. The Company normally seeks to fund its traditional equipment business with non-recourse discount financing. There is no assurance that banks will be willing to continue to finance the Company's equipment leasing transactions on a non-recourse basis and any adverse change in the willingness of banks to finance the Company's lease transactions on a non-recourse basis could affect its future equipment leasing revenue. The Company's vendor leasing business to date has been financed with internally-generated cash flow, bank lines of credit and a significant securitization program. The Company will seek to finance its future vendor leasing business in part with transactions similar to securitization programs. To the extent such financing programs are not available, the Company will assume a significantly higher degree of risk because the lender has direct recourse against the Company for the amount of any default. A default on a lease with a significant lease balance could have a material adverse impact on the Company.

Major Customers/Vendors. As of December 31, 1996, $23,283,000 in leasing operations and loans receivable balances were funded internally or with recourse obligations held by 15 customers having balances outstanding in amounts greater than $500,000. Total investments in leases and loans receivables to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $33,905,000 or 31.0% of the portfolio as of December 31, 1996. Defaults by such customers would result in a significant loss to the Company, to the extent such amounts are not already reserved. In addition, as these leases and loans are funded internally or through recourse financing, the Company would be obligated to repay the remaining principal balance to the financial institution out of internally generated funds while receiving no cash payments from the lessee/borrower.

In addition, 48.2% and 46.9% of the Company's leasing revenue for the three and nine month periods ended December 31,1996 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. The Company believes that during this period it would be able to replace this business. If, however, the Company would be unable to replace this business, the Company's future financial results could be materially and adversely affected.

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



PART II-OTHER INFORMATION
--------------------------------------------------------------------------

ITEM 1. In June of 1995 the former ILC shareholders advised the Company that they were reserving their rights in connection with the merger of the Company and ILC in February 1995. The claims of the former ILC shareholders have gone to arbitration and are scheduled to be completed during the Company's fourth quarter of fiscal 1997. See Note 6 to Financial Statements at Part I, Item 1, above.

ITEM 2.  Changes in Securities - NONE

ITEM 3. Defaults on Senior Securities - See Note 5 to Financial Statements at Part I, Item 1, above.

ITEM 4.  Submission of Matters to a Vote of Security Holders - NONE

ITEM 5.  Other Information - NONE

ITEM 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits

                See Exhibit Index immediately following the signature page.

         b.     Form 8-K


                 There have been no Current Reports on Form 8-K filed on behalf of the Company during the quarter ended December 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUNRISE RESOURCES, INC.



Date:  February 14, 1997               By: /s/ Errol Carlstrom
                                           Errol Carlstrom, President
                                            and Chief Executive
                                            Officer (Principal executive
                                             officer)


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


                                       By: /s/ Paul R. Wotta
                                           Paul R. Wotta
                                           Controller (Principal accounting
                                             officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

Commission File No.:  0-19516
For the quarter ended
December 31, 1996

                             SUNRISE RESOURCES, INC.

Exhibit
Number           Description

3.1 Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
3.2 Restated Bylaws--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18, Reg. No. 33-42477C.
4.1 Specimen of Common Stock Certificate--incorporated by reference to Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-18, Reg. No. 33-42477C.
10.1 Purchase Agreement dated October 31, 1996 by and among the Company, Sunrise Funding Corporation I,
                 Sunrise Leasing  Corporation  and Dougherty  Funding, Inc.
10.2 Lease Receivables-Backed Note, Series 1996-1 dated November 8, 1996 in the principal amount of $20,000,000 by Sunrise Funding Corporation I in favor of Dougherty Funding, Inc.
10.3 Indenture amount Sunrise Funding Corporation I, Sunrise Leasing Corporation and Norwest Bank Minnesota, National Association dated November 1, 1996
10.4 Contribution Agreement dated November 1, 1996 between Sunrise Leasing Corporation and Sunrise Funding Corporation I
10.5 Servicing Agreement dated November 1, 1996 between Sunrise Funding Corporation I and Sunrise Leasing Corporation
10.6* Severance Agreement and Release dated as of November 12, 1996 between the Company and William B. King
10.7 Portfolio Purchase Agreement and Guaranty dated November 27, 1996 between Sunrise Leasing Corporation and The CIT Group
11.1             Per Share Earnings Computations
27.0             Financial Data Schedule (filed with electronic version only)

*Management contract or other compensatory plan.