Form 10-K405
period 1997-03-31
SUNRISE RESOURCES INC\MN
filed 1997-07-02
CIK 879022

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended:                                Commission File No.:
           March 31, 1997                                       0-19516

                             SUNRISE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

      Minnesota                                             41-1632858
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

                                        -
                  --------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                  --------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [x]
                  ---------------------------------------------

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of June 27, 1997 was approximately $13,554,817 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at June 27, 1997:
7,188,721 shares.
                  --------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  Business.

Organization

     Sunrise Resources, Inc. ("Sunrise Resources") was incorporated in Minnesota in February 1989 as Sunrise Leasing Corporation ("SLC") to lease new and used data processing and other equipment and to sell used data processing equipment (referred to as the "SLC business"). In March 1994, Sunrise Resources formed Sunrise Financial Resources, Inc. ("SFR") as a wholly-owned subsidiary to engage in commercial and asset-based lending. Sunrise subsequently decided to dispose of the assets of SFR and withdraw from the asset-based lending business. In February 1995, Sunrise Resources changed its name from Sunrise Leasing Corporation to Sunrise Resources, Inc. and merged with The P.J. King Companies, Inc. d/b/a International Leasing Corporation ("ILC"), whose business involves leasing a wide range of capital equipment through close relationships with the manufacturers of such equipment. This vendor leasing business is referred to as the "ILC business." On March 31, 1995 (the end of fiscal 1995), Sunrise Resources transferred the SLC and the ILC businesses into a newly created wholly-owned subsidiary named Sunrise Leasing Corporation. In November 1996, Sunrise Resources formed a wholly-owned subsidiary of Sunrise Leasing Corporation called Sunrise Funding Corporation I. Sunrise Funding Corporation I is intended to be used as a facility for the securitization of leases with third parties. References to the "Company" refer to Sunrise Resources, Inc. and its subsidiaries.

     For the fiscal year ended March 31, 1997, the Company's revenues were derived from the following activities: (i) 32% from the SLC business' leasing of data processing and other equipment, (ii) 9% from the SLC business' sales as a dealer of used data processing and other equipment, (iii) 47% from the ILC business' leasing of computer and other equipment, (iv) 11% from the ILC business' sales as a dealer of used data processing and other equipment, and (v) 1% as a carryover from the discontinued financing activities of SFR.

SLC Business

     The SLC business provides its customers with lease financing for a full range of data processing, telecommunications and other capital equipment. The
Company's strategy is to establish close working relationships with its customers by providing quality service throughout the term of its leases and offering flexibility in structuring transactions, and by utilizing its resources to remarket the customers' used equipment. SLC business customers, representing a variety of industry segments, are located throughout the United States.

     Under noncancelable master lease agreements with its customers, equipment is leased under numerous lease schedules, each of which has its own lease term and constitutes a separate lease agreement . In the event an SLC customer would decide to lease no additional equipment from the Company, the Company would continue to receive lease payments and recognize revenue for periods of up to five years until the existing lease schedules terminate, though the majority of leases have three year terms.

ILC Business

General

     ILC's business consists primarily of the development of market-oriented vendor programs emphasizing the formulation of customized lease and rental programs for vendors of computers and other equipment. ILC's lease and rental programs are targeted to respond to a vendor's specific marketing objectives. In most instances, ILC will participate in the development of a vendor's marketing plan, including developing the sales literature which emphasizes leasing as an alternative to cash purchases.

     ILC offers a wide range of leasing and rental products and programs for both new and used equipment. The lease options offered by ILC generally focus on one- to three-year lease terms. In some instances, shorter lease terms are included in order to shorten the vendor's selling cycle and accelerate its penetration into new markets and introduce new products. Most of ILC's vendors have entered into purchase and remarketing agreements with the Company.

     The ILC business establishes leasing programs with a variety of individual vendors and manufacturers whose sales representatives are provided with a leasing alternative to present to their customers during the selling process.

     This approach allows the Company to leverage the sales force of the vendor to generate leases for the Company, eliminating the need of the Company to seek out such lessees directly. It currently has twelve vendor relationships, two of which currently generate the bulk of its business. The Company is attempting to expand its smaller active programs with its other vendors and to generate new vendor programs. Most ILC vendor programs have initial terms of one to three years and can be renewed at the end of the term.

     Revenues of $21,121,000, or 49.1% of total revenues, were generated through ILC's relationship with one vendor. Should this relationship cease, revenues and cash flows would continue with individual lessees through the scheduled expiration of such leases, but the longer term effect would be a substantial reduction of both revenue and profit.

Merger and Related Matters

     On February 13, 1995, the Company issued approximately 3,000,000 shares of its common stock in connection with the merger with The P.J. King Companies, Inc. d/b/a International Leasing Corporation ("ILC").

     In the fourth quarter of fiscal 1995, the Company recorded significant adjustments to earnings. Peter King, a member of the Company's Board and former principal shareholder of ILC, advised the Company in June 1995 that he was reserving all legal rights relating to the merger on the basis that, in his view, materially adverse matters regarding the Company arose prior to the merger and were not disclosed. During fiscal 1997, the former ILC shareholders commenced arbitration proceedings against the Company relating to the merger, seeking a rescission of the merger or monetary damages. On June 17, 1997, the arbitrator found that the Company had breached its contract with respect to certain of its warranties and representations and awarded the former ILC shareholders 560,257 additional shares of Sunrise Resources, Inc. common stock. In addition, the arbitrator awarded 38,818 additional shares for the former ILC shareholders' attorneys' fees and costs related solely to the breach of warranty claims. (See "Legal Proceedings", "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Outlook" and "Notes to Consolidated Financial Statements--Notes 2 and 10").

SFR Business

     In March 1994, the Company formed Sunrise Financial Resources, Inc. ("SFR") as a wholly-owned subsidiary. This subsidiary delivered commercial and asset-based credit services to businesses largely referred by a network of banks and other financial intermediaries. These credit services included, but were not limited to, lines of credit and term loans for financing inventory, receivables, equipment, real estate and other specialized borrowing needs. SFR's customers included businesses that were generally not sufficiently creditworthy to obtain credit from commercial banks. Credit concentrations with specific customers ranged in amount from approximately $100,000 to in excess of $5.0 million. The Company terminated the SFR business in fiscal 1996 and began divesting itself of the SFR loan portfolio, which divestiture is continuing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Industry

     The growth in the equipment leasing industry has occurred principally because users have determined that the benefits of higher productivity and profit can be obtained from the use of capital equipment, not necessarily from its ownership, and that leasing can be significantly more flexible than other methods of acquiring equipment. Leases can be structured to fit the lessee's particular economic circumstances, cash flow requirements, equipment needs, and tax situation, and to avoid the risk of obsolescence at the end of the lease term. The benefits of leasing are especially applicable to those companies using high technology products because those products are characterized by rapid and continuous technological advances. Computer equipment users frequently replace their existing equipment as it becomes inadequate for their needs, as increased capacity is required, or as new technological innovations become available. The flexibility of equipment leasing helps these users meet their changing equipment requirements in a cost effective manner.

     In the past, a majority of the data processing equipment leased by the SLC business was manufactured by IBM Corporation. The Company believes that the profile of data processing equipment on lease to its customers is similar to the data processing equipment currently installed in the U.S. marketplace as a whole. However, based on demands by its customers and prospects to utilize equipment from manufacturers other than IBM, the SLC business now leases a variety of other data processing equipment including such manufacturers as Digital Equipment, Hewlett Packard, Sun Microsystems and Compaq.

Leasing and Sales Activities

     The Company generally leases data processing systems and other equipment for terms ranging from six months to five years, though the bulk of it is in the one- to three-year category. All of the Company's leases are noncancelable "net" leases which contain provisions under which the customer must make all lease payments regardless of any defects in the equipment and which require the customer to insure the equipment against casualty loss, and pay all related property, sales and other taxes. SLC business customers are also required to maintain and service the leased equipment, whereas certain ILC business lease programs coordinate such maintenance and service for an additional fee. The Company's leases are occasionally restructured during the term of the lease to upgrade a customer's equipment configuration. The Company retains ownership of the equipment it leases, and in the event of default by the customer, the Company (or the financial institution to whom the lease payments have been assigned) may declare the customer in default, accelerate all lease payments due under the lease, and pursue other available remedies, including the repossession of the equipment. At completion of the initial term of the lease, the customer may return the equipment to the Company, renew the lease for an additional term, or purchase the equipment. If the equipment is returned to the Company, it is either re-leased to another customer or sold in the secondary market as used equipment. The ILC business usually has a remarketing arrangement with the equipment manufacturer, where in the manufacturer may assist in remarketing the equipment.

     With respect to the SLC business, the Company structures its leases to meet the special requirements of individual customers and to allow customers to add equipment with a minimum of paperwork and effort. The Company enters into a master lease agreement with each customer, to which specific equipment schedules are appended as equipment is added. Once negotiated and in place, the master lease provides the customer with a simple and effective way to add system components or to upgrade from one system to another as the customer's needs change. This provides minimum delays and legal expenses which would otherwise be incurred by the customer if a new lease agreement were entered into each time a piece of equipment is added. Having a master lease in place provides the customer with an incentive to enter into future lease transactions with the Company rather than one of the Company's competitors.

     As part of its efforts to provide enhanced services to its customers, the Company assists its current and prospective customers in disposing of leased equipment. The Company is also able to acquire new or used equipment for lease or sale. Other than its interest in the equipment it leases, the Company does not maintain any significant inventory of equipment.

Competition

     As a whole, the Company competes with a large number of firms in the lease and sale of data processing equipment, most of which are substantially larger and have greater capital and other resources. The Company's principal competitors are manufacturers, such as IBM and Digital Equipment Corporation, and other leasing companies, such as IBM Credit Corporation, Comdisco Inc. and LDI Corporation. Commercial banks, investment banking firms and other financial institutions also compete with the Company.

     SLC competes on the basis of personalized customer service, flexibility in structuring transactions and the ability to remarket the customer's used equipment. SLC's competitive position is dependent on its ability to attract and retain qualified sales representatives and on its continued ability to obtain working capital and discounted lease financing on satisfactory terms.

     ILC has a number of competitors which offer operating leases to end users. ILC believes that its experience in offering marketing-oriented lease programs to vendors and its "back room" administrative capability to support and respond to vendors' specific needs provides ILC with a significant competitive advantage.

Residual Values

     Residual values, representing the estimated value of the equipment at the termination of the lease, are recorded on the consolidated balance sheet as a component of the investment in leasing operations. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, depending on several factors, including the type of equipment, the prior history of the lessee, the amount of the monthly rent, and the term of the lease. The Company's policy is to evaluate residual values on an ongoing basis and record any downward cumulative "catch-up" adjustments in the period identified.

     Residual values are affected by equipment supply and demand, and new product introductions and prices charged by manufacturers.

     The Company seeks to realize the estimated residual value at lease termination through (i) renewal or extension of the original lease, (ii) sale of the equipment to the lessee or a new user, or (iii) leasing of the equipment to a new user. The difference between the sale proceeds and the remaining estimated residual value is recorded as a gain or loss.

     Equipment whose related leases have expired ("off-lease equipment") is placed in inventory at the lower of cost or market. The value of off-lease equipment is analyzed periodically for any additional adjustments to carrying value. The Company does not hold inventory for sale for significant periods of time. The Company attempts to sell or re-lease off-lease equipment as soon as possible in order to obtain the highest possible return for such equipment.

Customers and Marketing

     In addition to the Company's Minneapolis office, the Company has sales offices in Denver, Los Angeles, St. Louis, Pittsburgh, Dallas and New York. However, the Company does not intend to restrict its sales activities to any given territory. The Company believes that future market concentration and expansion will depend on its ability to establish new vendor leasing relationships and on its ability to hire qualified sales representatives with pre-existing customer bases. Depending on the location of these customer bases, the Company may open new sales offices to service such customers.

     There were no customers individually accounting for more than 10% of total consolidated revenues in fiscal 1997, 1996 or 1995.

Fluctuating Operating Results

     Operating results are subject to fluctuations resulting from a variety of factors, including variations in the relative percentages of the Company's leases entered into during the period which are classified as direct financing leases, operating leases or as fee income as required by Statement of Financial Accounting Standards No. 13. This relative mixture of leases is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in installation dates, pricing policies of equipment manufacturers and vendors, maturation of existing leases, and competition from other lessors. Operating results are also affected by changes in the Company's receivable and residual reserves resulting from changes in the creditworthiness of lease customers and the estimated residual values of equipment, respectively.

Financing

     The Company utilizes recourse and nonrecourse discounting to fund lease transactions. Discounted lease financing generally cannot be completed until the equipment to be leased has been purchased and installed. The Company uses internally generated funds, existing lines of credit, or other borrowings to finance the equipment acquisitions on an interim basis.

     Under nonrecourse financing arrangements, the Company assigns the future rental payments and a security interest in the underlying equipment to a financial institution in exchange for a loan equal to the present value of the rental payments, without incurring liability for repayment of the loan. Ownership of the leased equipment is retained by the Company, subject to a financial institution's security interest.

     Recourse loans are generally collateralized by specific leases or loans, as well as all unencumbered assets of the Company. In these arrangements, the Company retains the entire risk of loss of its investment in the lease or loan.

     In fiscal 1997, SLC has continued the trend reestablished in fiscal 1996, of not accepting leasing customers whose credit history required lease transactions to be financed primarily through recourse debt and concentrating on leases with customers whose transactions can be financed at reasonable rates with nonrecourse funding.

     ILC lease transactions are generally funded via internally generated cash flows or with full-recourse bank lines of credit.

     As of March 31, 1997 and 1996, the Company's total borrowings were $69,443,000 and $83,527,000, respectively, of which 44% and 53%, respectively, were nonrecourse.

     In addition to the finance arrangements described above, the Company had previously entered into certain SFR lending transactions for which nonrecourse financing was available. As of March 31, 1997, these loans and the related nonrecourse participations totaled approximately $867,000. Since the Company's only obligation with respect to these loans is to service the equipment for a fee, the loans and related nonrecourse participations have been eliminated from the Company's consolidated balance sheets.

Significant Credit Concentrations

     As of March 31, 1997, the Company had individual investments in excess of $500,000 in leasing operations and loans receivable, funded internally or with recourse obligations, with 11 customers totaling $15,350,000. Total investments in leases and loans receivable to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $21,512,000, or 20% of the portfolio. Customer payments on these leases and loans are expected to be funded by customer operations, external sources, or sale of selected assets. Collateral on these leases and loans is generally equipment, receivables, real estate, inventory, or a combination thereof. Real estate collateralized approximately 34% of the Company's gross loan portfolio at March 31, 1997.

Proprietary Rights

     The Company has no patents or registered trademarks. The Company utilizes software licensed from third parties for certain of its leasing and financing operations, including the administration of some outstanding equipment leases. The Company has developed proprietary software to handle certain aspects of its operations.

Government Contracts

     The Company has no government contracts.

Research and Development

     The  Company  had  no  material  research  and  development   expenses  for
Company-sponsored research activities relating to the development of new products, services or techniques or for the improvement of existing products, services or techniques in fiscal 1997, 1996 or 1995.

Effect of Environmental Regulations

     To the extent that the Company's management can determine, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, with which compliance by the Company has had or is expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Foreign Operations and Export Sales

     Almost all of the Company's leasing and sales activities have been to customers within the United States. Sales, leases and loans to other countries have been immaterial through March 31, 1997.

Employees

     As of June 27, 1997, the Company had 53 full-time employees. The Company believes that its future operating results will be dependent in a significant part upon recruiting and retaining well qualified personnel. The Company considers its current employee relations to be good.

ITEM 2. Properties.

     The Company's headquarters are currently located in approximately 13,600 square feet of office space in Golden Valley, Minnesota, a suburb of Minneapolis. The lease for the Company's headquarters expires in September 2000 and has a current gross monthly rental of $11,625 plus operating expenses. The Company currently sub-leases approximately 3,200 square feet of this office space on a month-to-month basis for a gross monthly rental of $2,939 plus operating expenses.

     The Company also has short-term leases for sales offices in the Denver, Colorado; Pittsburgh, Pennsylvania; Los Angeles, California; and Dallas, Texas metropolitan areas.

ITEM 3.  Legal Proceedings.

     The Company has several suits filed against lessees for non-payment of their obligations under certain lease agreements.

     During fiscal 1997, the former shareholders of ILC commenced arbitration proceedings against the Company relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) ("ILC") on the basis that, in their view, problems underlying the net investment in several direct financing loans and leases arose prior to the merger and were not disclosed. They also asserted other claims regarding valuation of certain other assets of the Company at the time of the merger. In addition to seeking money damages or additional shares of the Company Common Stock, the ILC shareholders attempted to obtain rescission of the merger.

     On June 17, 1997, a decision was released by the arbitrator on these proceedings. ILC shareholders were denied rescission and reformation of the merger agreement as well as relief on five other claims. They were, however, granted relief on one claim of breach of contract and awarded 560,257 additional shares of Sunrise Resources, Inc. common stock. This award, valued at $1,891,000, was charged to expense for fiscal 1997. Additionally, the former ILC shareholders were awarded repayment of attorneys' fees relating to the breach of warranty claims payable in the form of 38,818 additional shares of Sunrise Resources, Inc. common stock. This award valued at $131,000 was also charged to expense for fiscal 1997. These proceedings were conducted under binding arbitration and therefore no further disputes or settlements with the Company are expected to arise in connection with the merger agreement.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the names and ages of current executive officers of the Company in addition to information regarding their positions with the Company, their periods of service in such positions and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year.


    Name and Age of       Current Positions with Company and
   Executive Officer      Principal Occupations for the Past Five Years

Errol F. Carlstrom        Errol  F.  Carlstrom  has  served as  President  since
           56             January 1996 and as Chief Executive Officer since July
                          1996.  Mr. Carlstrom served as Chief Operating Officer
                          from January 1996 until July 1996.  He  was  appointed
                          to the Board of  Directors on June 23, 1997.  Prior to
                          joining the  Company in January  1996, Mr.   Carlstrom
                          was  President  and  Chief  Operating Officer  of  CCX
                          Worldwide,  Ltd., an  international computer equipment
                          trading company,  from January 1992   to January 1996.
                          Mr.  Carlstrom was also President and a principal   of
                          Connectivity Systems  Credit Corporation, from October
                          1994 to December 1995, which provided lease  financing
                          for local  area  and  wide area  networks (LAN and WAN
                          systems). From 1982 to 1991, Mr.  Carlstrom   was  the
                          Executive Vice  President  of  Centron  DPL   Company,
                          Inc., an  international  leasing  and trading  company
                          of IBM Equipment; and from 1976 to 1982, Mr. Carlstrom
                          was employed by Gelco Corporation,   serving  his last
                          three years with the company as President of the Equipment Leasing Division.

Dana C. Prescott          Dana  C.  Prescott   has  served  as  Executive   Vice
          49              President  and  National  Sales Manager of the Company
                          since June 1994. Mr. Prescott served as a Company Vice
                          President from November 1990 to December   1993 and as
                          Senior Vice President from December 1993 to June 1994.
                          Prior to joining the Company in November    1990,  Mr.
                          Prescott was employed by Chrysler Systems Leasing, Inc
                          as a Regional Sales Manager from June 1988 to November
                          1990,   and   as  a   marketing    representative from
                          September 1986 to June 1988.

Barry J. Schwach          Barry  J.  Schwach  became  Vice  President  and Chief
           43             Financial Officer of the Company in February 1995  and
                          and    Executive   Vice  President   of  Finance   and
                          Administration effective July 1, 1995. He served as interim Chief Operating Officer from July 1, 1995 through January 1, 1996. Mr. Schwach joined ILC in
                          July 1983 and has served as Executive Vice President and Chief Operating Officer of ILC from September 1989 to February 1995 when ILC merged into the Company.

R. Bradley Pike           R.  Bradley  Pike   became   Vice  President  -  Asset
           44             Management of the Company on March 1, 1996.  Prior  to
                          joining  the  Company  in  March  1996,  Mr.  Pike was
                          employed  by  Prime   Capital  Corporation   as   Vice
                          President of Operations from August 1995  to  February
                          1996.  Mr. Pike, a principal of Connectivity   Systems
                          Credit Corporation, acted as Executive  Vice President
                          and Treasurer from October 1994 to August 1995.   From
                          June  1988  to  October  1994, he was Director of Debt
                          Placement at Meridian Leasing Corporation.

                                     PART II

ITEM 5.  Market for Company's Common Equity and Related Stockholder Matters.

(a)     Market Information

     The Company's shares are traded on the Nasdaq National Stock Market ("NASDAQ") under the symbol SUNL. The table below sets forth the range of high and low sale prices per share as reported by NASDAQ. These prices do not include adjustments for retail markups, markdowns or commissions.

            Price
                                                       High          Low

Fiscal year ended March 31, 1997
  First Quarter                                        $4.125       $2.625
  Second Quarter                                        5.250        3.125
  Third Quarter                                         4.500        3.375
  Fourth Quarter                                        4.125        3.500

Fiscal year ended March 31, 1996
  First Quarter                                         $6.00       $4.875
  Second Quarter                                         5.00        2.625
  Third Quarter                                          3.75        2.531
  Fourth Quarter                                         3.75        2.875

     As of June 27, 1997, there were in excess of approximately 1,600 beneficial owners of the Common Stock. The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. On June 20, 1997, the high and low bid quotations were $3.6875 and $3.3125, respectively.

(b)     Dividends

     The Company has never paid a cash dividend on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term. Any payment of dividends in the future is dependent upon the financial condition and capital requirements of the Company, and such other factors as the Board of Directors may deem relevant. The Company's bank line of credit prohibits the Company from paying dividends without the bank's consent. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

ITEM 6.  Selected Financial Data

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1997, are derived from the Company's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants for the years ended March 31, 1994 through 1997 and Deloitte and Touche LLP for the year ended March 31, 1993. The financial statements as of March 31, 1997 and 1996 and for the three years in the period ended March 31, 1997, and the reports thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth in the following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

                                                                            Years Ended March 31,
                                               1997                1996             1995              1994             1993
                                        ---------------     ---------------     -------------    -------------     -------------
Statement of Operations Data
Revenues
   Operating                            $    26,483,000     $    21,998,000     $  10,722,000    $   8,628,000     $   5,995,000
   Direct financing                           7,528,000           9,625,000         5,613,000        3,837,000         2,199,000
   Equipment sales                            8,394,000          10,049,000         3,141,000        3,831,000         2,410,000
   Interest income                              304,000           1,447,000           869,000               --                --
   Fee income                                   269,000             369,000         1,710,000          165,000           339,000
                                        ---------------     ---------------     -------------    -------------      ------------
         Total                               42,978,000          43,488,000        22,055,000       16,461,000        10,943,000

Costs and expenses
   Depreciation                              15,297,000          13,777,000         7,518,000        4,924,000         3,303,000
   Interest                                   6,541,000           7,559,000         3,865,000        1,718,000         1,496,000
   Provision for lease and loan losses        7,512,000           1,853,000         9,502,000           70,000            30,000
   Cost of equipment sold                     7,418,000           9,145,000         2,495,000        3,107,000         1,605,000
   Compensation expense                       3,729,000           3,596,000         2,151,000        1,392,000           941,000
   Other operating expenses                   2,815,000           2,671,000         1,861,000        1,268,000           715,000
   Arbitration settlement                     2,022,000                  --                --               --                --
                                        ---------------     ---------------     -------------    -------------     -------------
         Total                               45,334,000          38,601,000        27,392,000       12,479,000         8,090,000
                                        ---------------     ---------------     -------------    -------------     -------------

Income (loss) before income taxes            (2,356,000)          4,887,000        (5,337,000)       3,982,000         2,853,000
Provision(benefit) for income taxes             191,000           2,384,000        (1,085,000)       1,593,000         1,129,000
                                        ---------------     ---------------     -------------    -------------     -------------

Net income (loss)                       $    (2,547,000)    $     2,503,000     $ (4,252,000)    $   2,389,000     $   1,724,000
                                        ===============     ===============     ============     =============     =============

Net income (loss) per common
   and common equivalent share          $         (0.35)    $          0.35     $      (0.93)    $        0.59     $        0.66
                                        ===============     ===============     ============     =============     =============

Weighted average common
   and common equivalent
   shares outstanding                         7,189,000           7,189,000         4,558,000        4,079,000         2,623,000
                                        ===============     ===============     =============    =============     =============

                                                                                    March 31,
                                               1997                1996             1995              1994             1993
                                        ---------------     ---------------     -------------    -------------     -------------
Balance Sheet Data
Investment in leasing operations            $95,995,000        $101,271,000   $    95,936,000    $  56,328,000     $  33,685,000
Loans receivable                              7,503,000          14,074,000        18,638,000        2,096,000                --
Total assets                                111,159,000         123,085,000       120,147,000       60,374,000        35,578,000
Borrowings under lines of credit             13,329,000          18,298,000        15,608,000               --         3,749,000
Note payable to The
   King Management Corporation                       --           4,127,000        11,733,000               --                --
Participations in loans receivable              435,000           4,582,000         7,585,000        1,596,000                --
Discounted lease rentals                     40,198,000          56,520,000        50,435,000       31,468,000        20,628,000
Retained earnings                             1,084,000           3,631,000         1,128,000        5,380,000         2,991,000
Shareholders' equity                         26,757,000          29,304,000        26,800,000       22,134,000         8,431,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

     The Company classifies its lease transactions, as required by Statement of Financial Accounting Standards No. 13 ("FASB 13"), as either direct financing or operating leases. Revenue, costs and resulting income are recognized during each of the accounting periods during the term of the lease. The allocation of income among the accounting periods within a lease term will vary depending upon the lease classification.

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

     Fee Income. During fiscal 1995, 1996 and 1997, the Company earned fee income principally for arranging leases between unrelated parties. These fees are recognized at the closing of such transactions. At lease termination, the Company may also be entitled to additional fee income equal to a portion of the net proceeds from a subsequent lease or sale of the equipment. The Company's portion of such net proceeds, if any, is reported as fee income at the time of the subsequent lease or sale of the equipment.

     During fiscal 1995, the Company also generated fee income from origination fees on loans to SFR customers. Origination fees are deferred and amortized to fee income over the term of the related loan, except to the extent the loan is funded with a nonrecourse participation.

     Interest Income. Interest income is accrued on unimpaired loans receivable under the effective interest method. Interest income is not recognized on loans which have been identified by the Company as impaired.

Financing

     Prior to fiscal 1995, the Company traditionally funded its revenue producing assets principally with nonrecourse financing. In this type of financing, the Company assigns the future rental payments and security interest in the underlying equipment to the financial institution in exchange for a loan equal to the present value of the rental payments, without incurring liability for repayment of the loan. Ownership of the leased equipment is retained by the Company, subject to the financial institutions' security interest. The Company also entered into certain lease transactions which presented a higher level of credit risk and which were financed on a recourse basis.

     During fiscal 1995, in a departure from its traditional business, the Company, through its wholly owned SFR subsidiary, began lending to companies and individuals who generally did not meet the credit standards of commercial banks. These loans, as well as an increasing percentage of leases originated by SLC during fiscal 1995, which also presented an increased credit risk, were generally funded with recourse loans from financial institutions. Recourse loans are generally collateralized by specific leases or loans, as well as all unencumbered assets of the Company. In these arrangements, the Company retains the entire risk of loss of its investment in the lease or loan. As of March 31, 1995, the Company's total borrowings of $85,361,000 were comprised of nonrecourse discounted lease rentals totaling $38,517,000 and recourse borrowings totaling $46,844,000, representing 45% and 55%, respectively, of total funds borrowed. The fiscal 1995 growth in revenue earning assets funded by recourse debt included significant credit concentrations with certain customers. This change in direction during fiscal 1995 increased the Company's exposure to credit loss, made the Company more vulnerable to potential events of noncompliance under its lending arrangements, and increased the number of arrangements in which all the unencumbered assets of the Company were pledged to collateralize recourse obligations.

     During fiscal 1997 and 1996, the Company returned to its previous funding strategy, and as of March 31, 1997, the Company's total borrowings of $69,443,000 were comprised of $30,761,000 and $38,682,000 in nonrecourse and recourse debt, or 44% and 56%, respectively.

     In addition to the finance arrangements described above, the Company had entered into certain SFR lending transactions, for which nonrecourse financing was available. As of March 31, 1997 and 1996, these loans and the related nonrecourse participations totaled $867,000 and $4.2 million, respectively. Since the Company's only obligation with respect to these loans is as a servicer for a fee, the loans and related nonrecourse participations have been eliminated from the Company's consolidated balance sheets.

     During fiscal 1997, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by a subsidiary of the Company to private institutional investors. This Securitization Facility was closed on November 8, 1996, with an initial funding of $13 million. The funds were primarily used to repay the $3.1 million of loans outstanding from The King Management Corporation and to pay down the Company's bank line of credit. On January 31, 1997, the Company completed the final phase of this funding for $7.0 million and used the proceeds to pay down its line of credit. However, the Company believes that if its business grows as anticipated, additional financing will be required, and it is currently discussing such financing with several sources.

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

Results of Operations for the Years Ended March 31, 1997 and 1996

     Total revenue for the fiscal year ended March 31, 1997 decreased slightly with a drop of $509,000 (1.2%) compared to the previous fiscal year. Operating lease revenue continued to show sustained growth with an increase of $4.5 million (20.4%) compared to the same period in fiscal 1996, which was due to the increase in activity in the Company's vendor leasing programs. Direct financing lease revenues decreased $2.1 million (21.8%) from the previous fiscal year due to fewer new leases being added to the end-user portfolio as compared to the run-off of existing leases, and the focusing of sales efforts on the vendor leasing programs which are typically not recorded as direct finance leases. Equipment sales decreased $1.66 million (16.5%) as compared to the same period in fiscal 1996. This decrease is primarily a result of lower off-lease sales coming from the vendor leasing business. Interest income and fee income continue to decline as the Company continues to wind down the SFR business.

Total leasing revenues were as follows:

                                                                         Year ended March 31,
                                                   --------------------------------------------------------------
                                                                 1997                              1996
                                                   -------------------------------  -----------------------------
                                                         Amount            %             Amount            %
                                                   ----------------      ----       --------------        ----
  Leasing Revenues
     Vendor                                        $     20,352,000       60%       $   13,899,000         44%
     Direct                                              13,659,000       40            17,724,000         56
                                                   ----------------       --        --------------         --
          Total                                    $     34,011,000      100%       $   31,623,000        100%
                                                   ================      ====       ==============        ===
 As a percent of total revenues                                  79.1%                             72.7%
                                                                 =====                             =====

     Margins from leasing activities (leasing revenue, less depreciation and interest expense) were 35.8%, 34.7% and 31.7% for the periods ended March 31, 1997, 1996 and 1995, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases. Margins will also be affected by the age of direct finance and operating leases in the current portfolio. Margins are increasing over the prior periods due to a significant increase of operating leases from the vendor leasing business which typically have higher margins.

     Revenue from equipment sales for the period ended March 31, 1997 decreased $1.66 million as compared to the corresponding period in fiscal 1996. This decrease is primarily the result of lower off-lease sales coming from the vendor leasing business. The gross margin of this activity was 11.6% for the current period ended March 31, 1997 as compared to 9.0% for the same period in fiscal 1996. This gross margin increase was due to a few loss transactions that occurred in the fourth quarter of fiscal 1996. Gross margins will also vary depending on the Company's ability to purchase equipment at competitive prices and to negotiate attractive selling prices for such equipment.

     Interest income decreased $1.1 million (78.9%) and fee income decreased $100,000 (27.1%) in fiscal 1997 as compared to the same period in fiscal 1996. Both of these decreased due to the cessation of SFR lending activities.

     Total costs and expenses increased $6.7 million (17.4%) in fiscal 1997 compared to the same period in fiscal 1996. This increase reflects the additional amounts recorded as reserves on certain lease and loan transactions and the cost of additional shares issued as part of the arbitration settlement.

     Interest expense decreased $1.0 million (13.5%) in fiscal 1997 compared to the same period in fiscal 1996. This decrease in interest expense reflects lower average borrowings during the period.

     During fiscal 1997, the Company provided $7,512,000 for losses on lease and loan receivables, including $6,641,000 during the fourth quarter. The fourth quarter provision was made after considering the deteriorating financial condition of one leasing and three loan customers. The Company wrote off or established reserves to reduce the carrying values of these underlying leases and loans to their net estimated realizable values as of March 31, 1997. The collateral underlying these leases and loans consists primarily of casino equipment, a minority share in three limited liability corporations, cash surrender value of three life insurance policies and a golf course and surrounding residential lots. Compensation expense increased slightly with a $133,000 (3.7%) change in fiscal 1997 versus the same period in fiscal 1996. This increase was due to a slight increase in average personnel as well as increases in certain compensation accruals.

     Other operating expenses increased $144,000 (5.4%) in fiscal 1997 compared to the same period in fiscal 1996. This increase was attributed to a significant increase in legal fees relating to the Company's dispute with King Management Corporation. The company anticipates that its legal costs should decrease significantly in fiscal 1998.

     During fiscal 1997, the former shareholders of ILC commenced arbitration proceedings against the Company related to the February 1995 merger of the Company with ILC. On June 17, 1997, the former ILC shareholders were awarded 560,257 additional shares of Sunrise Resources common stock for the breach of warranty and 38,818 additional shares of Sunrise Resources common stock for repayment of attorneys' fees. See Item 3 "Legal Proceedings" above.

     Income tax provision as a percentage of income (loss) before taxes was 8.1% in fiscal 1997 as compared to 48.8% in fiscal 1996. The tax provision versus a tax benefit from the pre-tax loss in fiscal 1997 was due principally to the non-deductibility of the settlement from the arbitration award.

Results of Operations for the Years Ended March 31, 1996 and 1995

     Total revenue increased $21.4 million (97.2%) for the fiscal year ended March 31, 1996 as compared to fiscal 1995. This revenue growth was primarily the result of the inclusion of twelve months of ILC business operations in fiscal 1996 versus only six weeks in fiscal 1995.

     Operating and direct financing lease revenues increased $15.3 million (93.6%) in fiscal 1996 as compared to fiscal 1995, and accounted for 72.7% of total revenues for fiscal 1996 compared to 74.1% for fiscal 1995. The slight decrease in leasing revenue as a percentage of total revenue was due primarily to the addition of the ILC business and an increase in equipment sales during 1996 as compared with the prior year.

     Margins from leasing activities (leasing revenue less depreciation and related interest expense) were 34.7% and 31.7% for fiscal 1996 and 1995, respectively. The increase in margins from leasing activities resulted primarily from the significant write-offs which occurred in the fourth quarter of fiscal 1995. Margins will fluctuate between periods based upon the mix of direct financing and operating leases and to the extent to which the Company finances leases with internally versus externally generated funds. Margins are also affected by the mix and ages of direct finance and operating leases in the current portfolio.

     In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to changes in interest rates on borrowed funds supporting the related transactions.

     Revenue from equipment sales increased $6.9 million (219.9%) in fiscal 1996 compared to fiscal 1995, while gross margin from this activity increased in fiscal 1996 to $904,000 from $646,000 in fiscal 1995. Although revenues from sales of equipment increased significantly, gross margins were 9.0% in fiscal 1996 as compared with 20.6% in fiscal 1995, a decrease caused by changes in technology that have lowered the anticipated market value of computer equipment coming off lease. Gross margin on sales of equipment will vary based upon the mix of equipment in the Company's portfolio and the demand for equipment being sold, as well as the Company's ability to effectively manage its portfolio prior to and after the expiration of its leases.

     Interest income increased $578,000 (66.5%) in fiscal 1996 as compared to fiscal 1995, from the recognition of interest income from SFR transactions.

     Fee income decreased $1.3 million (78.4%) in fiscal 1996 versus fiscal 1995, primarily as a result of the 1996 cessation of SFR lending activities.

     Total costs and expenses increased $11.2 million (40.9%) in fiscal 1996 over fiscal 1995, which resulted from, among other factors, the addition of twelve months of ILC business costs and expenses, as well as the higher cost from sales of equipment and which were partially off-set by a reduction in the provision for lease and loan losses as further discussed below.

     Depreciation expense increased $6.3 million (83.3%) in fiscal 1996 versus fiscal 1995, as a result of the additional ILC operating lease business reflected for a full 12 months during fiscal 1996.

     Interest expense increased $3.7 million (95.6%) in 1996 as compared to 1995 primarily due to the inclusion of twelve months interest on ILC business leases as compared with the prior year's results reflecting only approximately one and one half months of activity.

     Cost of equipment sold increased $6.7 million (266.5%) in fiscal 1996 over fiscal 1995, primarily due to increased sales activities of ILC as well as to several large SLC lease terminations in fiscal 1996.

     Compensation expense increased $1.5 million (67.2%) in fiscal 1996 as compared to fiscal 1995 due to the inclusion of ILC's staff for an entire 12 month period, as well as severance payments paid or accrued during fiscal 1996 as a result of several changes in executive management.

     Provision for loan and lease losses decreased $7.6 million (80.5%) in fiscal 1996 versus fiscal 1995. This decrease is a result principally of write-offs in fiscal 1995 of the Company's investment in a significant lease relationship and provisions to cover exposures on certain SFR loans.

     Other operating expenses increased $810,000 (43.5%) in fiscal 1996 over fiscal 1995 primarily from the overhead associated with ILC administrative operations.

     In fiscal 1996, the Company incurred a $2.4 million (48.8%) provision for income taxes versus a $1.1 million (20.3%) benefit in fiscal 1995. The increase in the effective rate above the statutory rate is due to the effect on the provision from the alternative minimum tax and the inability to recognize a benefit for alternative minimum tax credit carryforwards.

Liquidity and Capital Resources

General

     The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, loans to customers and the acquisition of equipment for lease or sale. Generally, upon commencement of an equipment lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company finances a substantial portion of the equipment cost on a long-term basis and limits its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis, the Company assumes the entire risk on its investment in the loan or equipment. Recently, Sunrise Leasing Corporation's wholly-owned subsidiary, Sunrise Funding Corporation I, securitized its lease receivables and related residuals (the "Securitized Facility"). The Company anticipates that it may attempt to enter into similar transactions to finance a portion of its vendor program leases in the future.

     At March 31, 1997, the Company had total borrowings outstanding of $69.4 million, of which 44.3% were nonrecourse. These borrowings consisted of $40.2 million of discounted lease rentals (23.5% of which were recourse and 76.5% of which were non-recourse), $13.3 million of borrowings under bank lines of credit, $15.5 million under the Securitized Facility and $435,000 in recourse participations in SFR loans receivable.

     As of March 31, 1997, the Company had a total investment in leasing operations of $96.0 million. The Company's investment in leasing operations was financed through $30.1 million on non-recourse discount lease financing, $9.4 million of recourse discount lease financing, and $56.5 million generated by internal funds and recourse bank lines of credit. The Company's vendor leasing business is funded exclusively with internal funds and recourse bank lines of credit. The decrease in investment in leasing operations was largely due to the additional reserves recorded for potential lease losses. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases.

     Net cash provided by operating activities was $25.1 million for the year ended March 31, 1997. Accounts payable increased $2.0 million due to a general increase in the Company's lease portfolio and other business activities. The Company expects to fund similar requirements through internally generated funds, as well as borrowing under its lines of credit. The Company expects to realize additional cash from the future remarketing of leased equipment.

     Equipment expenditures of $40.6 million for fiscal 1997 were financed through $25.1 million of cash flows provided by operating activities and through the discounting of $12.3 million of noncancelable lease rentals to various financial institutions at fixed rates, through the securitization of leases for $20 million, and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

     Investments in loans receivable were $1.4 million for fiscal 1997 and were financed through internally generated funds and use of short-term borrowings under the Company's lines of credit.

     Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

     The Company maintains a $25 million line of credit. Of this amount, $13.3 million had been utilized as of March 31, 1997. Advances under the line bear interest at prime and are collateralized by substantially all of the Company's assets. The Company's line of credit matures on September 30, 1997.

     The line of credit requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As a result of the fourth quarter charge for lease and loans losses and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. The lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of June 27, 1997, the Company is in compliance with the revised terms of these agreements.

     During fiscal 1997, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by a subsidiary of the Company to private institutional investors. This Securitized Facility was closed on November 8, 1996, with an initial funding of $13 million. The funds were primarily used to repay the $3.1 million of loans outstanding from The King Management Corporation and to pay down the Company's bank line of credit. On January 31, 1997, the Company completed the final phase of this funding for $7.0 million and used the proceeds to pay down its line of credit. However, the Company believes that if its business grows as anticipated, additional financing will be required, and it is currently discussing such financing with several sources.

     Subsequent to fiscal 1997, the Company's Sunrise Leasing Corporation subsidiary entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. The agreement provides for discretionary loan advances up to $5.5 million based on eligible equipment leases. Advances under the agreement are secured by the eligible equipment leases and are repaid over the term, up to 48 months, of such eligible equipment leases with interest at 3.25% above the yield on U.S. Treasury securities of equivalent term. The credit facility is also guaranteed by Sunrise Resources, Inc. In May 1997, the Company borrowed $5.5 million under this credit facility.

     Based on its completion of the Securitized Facility and its recent success in obtaining additional discount financing, the Company believes that it will be able to finance its anticipated equipment purchasing commitments in fiscal 1998.

     Over the past year or more, the Company has continued to monitor several problem leases and loans. See Note 4 to Consolidated Financial Statements under
Item 8 below for information on significant lessee bankruptcy and default. While there continue to be several loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs, other than the loan described below, would be material or that they would create new covenant violations on current credit facilities or otherwise limit or reduce the Company's access to credit. During fiscal 1997, a lessee, which has a lease and loan agreement with remaining investment totaling $9,500,000, did not fulfill its commitments in an already restructured lease and loan agreement by failing to increase its monthly payments from $159,000 to $199,000 in November, 1996. The lessee has not paid the incremental monthly rent of $40,000 despite demand and is currently in default. As a result of this default and the lessee's recent request to restructure its payments, management has decided to record a reserve of $3,161,000 against this transaction. However, any restructuring is subject to the approval of a federal government agency and the Company's claims against the assets and collateral may be subject to prior claims of the federal government. As a result, the remaining $6,300,000 of net book value is significantly undercollateralized.

     While the Company believes the lessee will continue to make the $159,000 monthly payments and that certain loan and lease guarantees are valid, if the lessee ceases making any payments and the Company is unsuccessful in asserting its claims under the guarantees, the Company would be required to write off the remaining lease and loan balance. This would have a materially adverse affect on the Company's financial statements and its future cash flow would be reduced by the monthly payments for the total remaining amount of the agreement.

Outlook

     The Company's strategy is to continue to focus on and expand its vendor leasing business while maintaining its equipment leasing business. Since January 1, 1996, the Company has been primarily engaged in pursuing leasing business with five new vendors. The Company is also in various stages of negotiations with several other vendors, but there is no assurance that the Company will ever do any leasing business with such vendors or that agreements will be entered into with them. Management believes that the Company's vendor leasing business will continue to grow. The Company's ability to continue to expand its vendor business is dependent on its success in obtaining the necessary financing to fund its current vendors and new vendors.

     The statements contained in this Outlook section are based on current expectations. The statements are forward looking and actual results may differ materially. The forward looking statements contained in this Outlook, in particular the statements regarding growth of the Company's vendor leasing business, the Company's ability to finance its business, and management's belief that any future loan or lease write-off will not be material, involve a number of risks and uncertainties in addition to the factors discussed above which could cause actual results to differ from those projected, including the following:

     Highly Competitive Industry. The equipment leasing business is highly competitive. The Company competes with numerous companies, including leasing companies, commercial banks and financial institutions, some of which the Company relies on to obtain capital to finance its leases. Most of the Company's competitors are significantly larger and have substantially greater resources than the Company. Because of its relative lack of capital, the Company typically chooses not to compete with large leasing companies for those leases in which the cost of the equipment greatly exceeds the amount of nonrecourse financing available.

     Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing programs. As of March 31, 1997, the Company has only two significant vendor leasing programs and has signed agreements for ten other vendor leasing programs. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

     Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely several restricted loans and a material lease, including a significant casino loan and lease currently in default, as to which the Company has a book value of $6.3 million and a remaining investment of $9.5 million. There is no assurance that such loans or such lease will not go into default or that they are adequately secured. Any future losses on such loans and lease incurred in excess of the Company's reserves would likely materially affect the Company's future earnings and cash flows, and will cause the Company to be in violation of one or more of its covenants under its credit agreements with its financing sources.

     Financing. The Company's growth and profitability are dependent to a great extent on the willingness of banks and other financial institutions to lend the Company money to finance the purchase of equipment to be leased. To date, the Company has financed its equipment and vendor leasing businesses primarily through the sale of equity to the public, cash flow from operations, bank lines of credit, non-recourse discount lease financing, recourse discount lease financing and a securitization of certain lease receivables and related residuals. The Company normally seeks to fund its traditional equipment business with non-recourse discount financing. There is no assurance that banks will be willing to continue to finance the Company's equipment leasing transactions on a non-recourse basis, and any adverse change in the willingness of banks to finance the Company's lease transactions on a non-recourse basis could affect the Company's future equipment leasing revenue. The Company's vendor leasing business to date has been financed with internally-generated cash flow, bank lines of credit and a significant securitization program. The Company will seek to finance its future vendor leasing business in part with similar securitization programs. To the extent such financing programs are not available, the Company will assume a significantly higher degree of risk because the lender has direct recourse against the Company for the amount of any default. A default on a lease with a significant lease balance could have a material adverse impact on the Company.

     Major Customers/Vendors. Total investments in leases and loans receivables to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $21,512,000 or 20.0% of the portfolio as of March 31, 1997. Defaults by such customers would result in a significant loss to the Company, to the extent such amounts are not already reserved. In addition, as these leases and loans are funded internally or through recourse financing, the Company would be obligated to repay the remaining principal balance to the financial institution out of internally generated funds while receiving no cash payments from the lessee/borrower which would result in a significant reduction in cash flow .

     In addition, 49.1% of the Company's total leasing revenue for the year ended March 31,1997 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. If the Company is unable to replace this business, the Company's future financial results could be materially and adversely affected.

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

ITEM 8.  Financial Statements and Supplementary Data.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sunrise Resources, Inc.:


We have audited the accompanying consolidated balance sheets of Sunrise Resources, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Resources, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,                            /s/ Arthur Andersen LLP
 June 27, 1997

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                   March 31,
                                                                                ---------------------------------------
                                                                                        1997                   1996
                                                                                ----------------       ----------------
ASSETS
   Cash and cash equivalents                                                    $      2,191,000       $      1,629,000
   Accounts receivable, less allowance for doubtful accounts
     of $494,000 and $626,000                                                          1,928,000              3,537,000
   Income taxes receivable                                                             1,245,000              1,157,000
   Inventory held for sale                                                               388,000                123,000
   Loans receivable, less allowance for possible losses of $3,401,000
     and $2,773,000                                                                    7,503,000             14,074,000

   Investment in leasing operations
     Direct financing leases                                                          46,759,000             65,165,000
     Operating leases, less accumulated depreciation of
       $22,973,000 and $19,927,000                                                    42,211,000             28,962,000
     Equipment held for lease                                                          6,435,000              6,474,000
     Initial direct costs                                                                590,000                670,000
                                                                                ----------------       ----------------
       Total investment in leasing operations                                         95,995,000            101,271,000
                                                                                ----------------       ----------------
   Furniture and fixtures, less accumulated depreciation
     of $535,000 and $396,000                                                            411,000                515,000
   Other assets                                                                        1,498,000                779,000
                                                                                ----------------       ----------------
       Total Assets                                                             $    111,159,000       $    123,085,000
                                                                                ================       ================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements
     Borrowings under lines of credit                                              $  13,329,000       $     18,298,000
     Discounted lease rentals                                                         40,198,000             56,520,000
     Securitized borrowings                                                           15,481,000                     --
     Recourse participations in loans receivable                                         435,000              4,582,000
     Note payable to King Management Corporation                                              --              4,127,000
                                                                                ----------------       ----------------
       Total financing arrangements                                                   69,443,000             83,527,000
                                                                                ----------------       ----------------
   Accounts payable                                                                    6,808,000              4,837,000
   Accrued liabilities                                                                 6,252,000              3,919,000
   Deferred tax liability                                                              1,899,000              1,498,000
                                                                                ----------------       ----------------
       Total Liabilities                                                              84,402,000             93,781,000
                                                                                ----------------       ----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares
     authorized, 7,189,000 shares issued and outstanding                                  72,000                 72,000
   Capital stock, undesignated, par value $.01 per share,
     2,500,000 shares authorized, none issued or outstanding                                  --                     --
   Additional paid-in capital                                                         25,601,000             25,601,000
   Retained earnings                                                                   1,084,000              3,631,000
                                                                                ----------------       ----------------
       Total Shareholders' Equity                                                     26,757,000             29,304,000
                                                                                ----------------       ----------------
       Total Liabilities and Shareholders' Equity                                   $111,159,000       $    123,085,000
                                                                                ================       ================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended March 31,
                                                                      1997             1996              1995
                                                                ---------------   ---------------  ----------------
REVENUES
   Operating leases                                             $     26,483,000  $    21,998,000  $     10,722,000
   Direct financing leases                                             7,528,000        9,625,000         5,613,000
   Equipment sales                                                     8,394,000       10,049,000         3,141,000
   Interest income                                                       304,000        1,447,000           869,000
   Fee income                                                            269,000          369,000         1,710,000
                                                                ----------------      -----------  ----------------
         Total Revenues                                               42,978,000       43,488,000        22,055,000
                                                                ----------------  ---------------  ----------------
COSTS AND EXPENSES
   Depreciation                                                       15,297,000       13,777,000         7,518,000
   Interest                                                            6,541,000        7,559,000         3,865,000
   Provision for lease and loan losses                                 7,512,000        1,853,000         9,502,000
   Cost of equipment sold                                              7,418,000        9,145,000         2,495,000
   Compensation expense                                                3,729,000        3,596,000         2,151,000
   Other operating expenses                                            2,815,000        2,671,000         1,861,000
   Arbitration settlement                                              2,022,000               --                --
                                                                ----------------  ---------------  ----------------
         Total Costs and Expenses                                     45,334,000       38,601,000        27,392,000
                                                                ----------------  ---------------  ----------------
INCOME(LOSS) FROM OPERATIONS BEFORE
   PROVISION (BENEFIT) FOR INCOME TAXES                              (2,356,000)        4,887,000       (5,337,000)

PROVISION (BENEFIT) FOR INCOME TAXES `                                   191,000        2,384,000       (1,085,000)
                                                                ----------------  ---------------  ----------------
NET INCOME (LOSS)                                               $    (2,547,000)  $     2,503,000  $    (4,252,000)
                                                                ================  ===============  ================
NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                      $         (0.35)  $          0.35  $         (0.93)
                                                                ================  ===============  ================
WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                                  7,189,000        7,189,000         4,558,000
                                                                ================  ===============  ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock                  Additional
                                          ------------------------------       Paid-in         Retained
                                               Shares            Amount        Capital         Earnings      Total
                                         -------------    -------------     -------------   --------------  -------------
BALANCE AT MARCH 31, 1994                   4,156,000     $      42,000     $  16,712,000   $    5,380,000  $  22,134,000
                                         ------------     -------------     -------------   --------------  -------------

   Employee stock options exercised            12,000                --            54,000               --         54,000
   Employee stock purchases                    21,000                --            89,000               --         89,000
   Issuance of common stock in
     connection with merger                 3,000,000            30,000         8,745,000               --      8,775,000
   Net loss                                                                                    (4,252,000)     (4,252,000
                                         ------------     -------------     -------------   -------------    ------------
BALANCE AT MARCH 31, 1995                   7,189,000            72,000        25,600,000        1,128,000     26,800,000
                                         ------------     -------------     -------------   --------------   ------------

   Employee stock purchases                        --                --             1,000               --          1,000
   Net income                                      --                --                --        2,503,000      2,503,000
                                         ------------     -------------     -------------   --------------   ------------
BALANCE AT MARCH 31, 1996                   7,189,000            72,000        25,601,000        3,631,000      9,304,000
                                         ------------     -------------     -------------   --------------   ------------

   Net loss                                        --                --                --      (2,547,000)    (2,547,000)
                                         ------------     -------------     -------------      ----------    ------------
BALANCE AT MARCH 31, 1997                   7,189,000     $      72,000     $  25,601,000   $    1,084,000   $ 26,757,000
                                         ============     =============     =============   ==============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended March 31,
                                                                  --------------------------------------------------------
                                                                       1997                  1996                 1995
                                                                  -----------------   ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $     (2,547,000)   $    2,503,000     $    (4,252,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Provision for lease and loan losses                                7,512,000         1,853,000           9,502,000
       Depreciation and amortization                                     15,409,000        13,834,000           7,655,000
       Deferred income taxes                                                401,000         1,941,000          (2,473,000)
       Change in operating assets and liabilities:
         Accounts receivable                                              1,236,000        (2,941,000)            982,000
         Income tax receivable                                              (88,000)       (1,157,000)                 --
         Other assets                                                      (831,000)            4,000            (123,000)
         Inventory held for sale                                           (265,000)           51,000            (172,000)
         Accounts payable                                                 1,971,000          (145,000)          1,941,000
         Accrued liabilities                                              2,333,000         1,321,000           1,649,000
         Income taxes                                                            --          (406,000)            395,000
                                                                   ----------------    ---------------    ---------------
            NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                                   25,131,000        16,858,000          15,104,000
                                                                   ----------------    --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in loans receivable                                        (1,417,000)      (39,297,000)        (44,115,000)
   Principal portion of loans receivable collected                        5,503,000        42,773,000          29,714,000
   Purchase of equipment for lease                                      (40,646,000)      (43,341,000)        (58,903,000)
   Principal portion of direct financing leases collected                26,115,000        24,203,000          18,333,000
   Cash acquired in acquisition, net of transaction costs                        --                --           1,196,000
   Purchase of furniture and fixtures                                       (40,000)         (132,000)           (414,000)
                                                                   -----------------   ---------------    ----------------
            NET CASH USED IN INVESTING ACTIVITIES                       (10,845,000)      (15,794,000)        (54,189,000)
                                                                   -----------------   ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on lines of credit                                         22,600,000        35,320,000          42,583,000
   Payments on lines of credit                                          (27,569,000)      (32,630,000)        (26,975,000)
   Proceeds from discounted lease financing                              12,298,000        32,522,000          35,998,000
   Payments on discounted lease financing                               (28,620,000)      (26,437,000)        (17,031,000)
   Proceeds from note payable to King Management Corporation              1,955,000                --             219,000
   Payments on note payable to King Management Corporation               (6,082,000)       (7,606,000)                 --
   Proceeds from participations in loans receivable                              --           714,000          24,556,000
   Payments on participations in loans receivable                        (4,147,000)       (3,717,000)        (18,567,000)
   Proceeds from securitized borrowings                                  20,000,000
   Payments on securitized borrowings                                    (4,519,000)
   Issuance of common stock                                                      --             1,000             143,000
                                                                   ----------------    --------------     ---------------
            NET CASH (USED IN) PROVIDED BY
            FINANCING ACTIVITIES                                        (14,084,000)       (1,833,000)         40,926,000
                                                                   ----------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                              562,000          (769,000)          1,841,000

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                1,629,000         2,398,000             557,000
                                                                   ----------------    --------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $      2,191,000    $    1,629,000     $     2,398,000
                                                                   ================    ==============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                   $      3,823,000    $    4,246,000     $     4,248,000
   Income taxes paid                                                        423,000         1,392,000           1,133,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business--Sunrise Resources, Inc. ("Sunrise" or the "Company") was incorporated in Minnesota in February 1989. The Company, through its wholly-owned subsidiary Sunrise Leasing Corporation (also d/b/a International Leasing Corporation (ILC)), is primarily in the business of leasing data processing and other equipment. The Company has also established Sunrise Funding Corporation I, a wholly-owned subsidiary of Sunrise Leasing, as a facility for securitization of leases. The Company has in the past engaged in commercial and asset-based lending through its wholly-owned subsidiary Sunrise Financial Resources, Inc. (SFR) (See Note
     3).

     Principles of consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     Cash  and  cash  equivalents--The   Company  considers  all  highly  liquid
     investments with an original maturity of three months or less to be cash equivalents.

     Inventory held for sale--Inventory is valued at the lower of specific unit cost or net realizable value.

     Loan accounting--Loans are stated at the amount of unpaid principal, net of unearned fees from loan origination, and are reduced by an allowance for possible loan losses. Interest is accrued on the unpaid principal balances. Unearned fees from loan origination are deferred and recognized over the loan term as fee income. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued and uncollected income accruals are reversed.

     Lease accounting--The Company's lease transactions are classified as either direct financing or operating leases. The Company classifies each lease at its inception in accordance with Statement of Financial Accounting
     Standards No. 13, "Accounting for Leases". Direct financing leases are defined as those leases which transfer substantially all of the costs and risks of ownership of the equipment to the lessee. The Company classifies a lease as a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (a) the lease term is at least 75% of the estimated economic life of the leased equipment at lease inception; (b) the present value of the rental payments is at least 90 percent of the fair market value of the leased equipment at lease inception; (c) the lease contains a bargain purchase option; or (d) the lease transfers ownership of the equipment to the lessee by the end of the lease term. Operating leases are defined as those leases in which substantially all the benefits and risks of ownership of the equipment are retained by the Company.

     The lease accounting methods used by the Company are:

               Operating leases--Monthly payments are recorded as operating lease revenues. The cost of the equipment, less an estimated residual value, is recorded as investment in leasing operations - operating leases in the consolidated balance sheet and is depreciated using the straight-line method over the term of the lease.

               Direct  financing  leases--Direct  financing  leases  consist  of future lease payments plus the residual value (collectively referred to as the "gross investment"). Residual value is the estimated fair market value of the leased equipment at lease termination. The difference between the gross investment in the lease and the cost (or carrying amount, if different) of the leased property is recorded as unearned revenue. The net investment in the lease is the gross investment less unearned revenue and is recorded as investment in leasing operations - direct financing leases in the consolidated balance sheet. The unearned revenue is amortized to direct financing lease revenues over the lease term to produce a constant percentage return on the net investment, regardless of whether the lease is discounted.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               Residual values--Residual values represent management's estimate of value of the leased equipment when the lease on such equipment terminates. The estimates are made based on management's experience and judgment, and are recorded at the inception of the lease. The Company evaluates residual values on an ongoing basis. In accordance with generally accepted accounting principles, no upward revision of residual value is made subsequent to the period of inception of the lease. The residual values are included in investment in leasing operations.

               Initial direct costs--Initial direct costs, primarily sales commissions relating to direct financing and operating leases, are capitalized and amortized over the lease term.

     Allowance for lease and loan losses--The allowance for possible lease and loan losses is established through a provision for lease and loan losses charged to expense and is estimated based upon the Company's past loss experience, current economic conditions and an evaluation of the lease and loan portfolio. The allowance for possible losses is reduced by net lease and loan charge-offs. Current and future economic developments or other factors may have a significant impact on the market value of real estate and other collateral. Accordingly, ultimate losses may vary from current estimates. These estimates are reviewed periodically and adjustments, as they become necessary, are reported in the results of operations in the periods in which they become known. In management's opinion, the allowance for possible lease and loan losses is sufficient to adequately provide for potential losses.

     Equipment held for lease--Equipment held for lease is valued at the lower of specific unit cost or net realizable value. Equipment consists primarily of those items assigned to lease contracts that have not yet commenced.

     Depreciation--Furniture and fixtures are depreciated using the straight-line method over the expected useful lives of the assets (3-5 years). Rental equipment is depreciated using the straight-line method over the term of the lease and is depreciated to its estimated residual value.

     Other assets--Other assets primarily includes goodwill of $657,000, representing the excess of cost over the fair value of identifiable net assets at the date of the ILC merger and is being amortized over a 15-year period.

     Income taxes--Deferred income taxes are provided for differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

     Accounting for equipment sales--Revenues and cost of sales of equipment are recognized when title to the equipment is transferred to the sales customer. In addition, leases that entitle the lessee to purchase the equipment for a nominal amount at the end of the lease term and which are discounted on a nonrecourse basis at the lease commencement date, leaving the Company with no interest in the transaction, are treated as sales of equipment.

     Fee income--The Company earns fees for arranging leases between unrelated parties. These fees are recognized at the closing of such transactions. At lease termination, the Company may also be entitled to additional fees equal to a portion of the net proceeds from a subsequent lease or sale of the equipment. The Company's portion of such net proceeds, if any, is reported as income at the time of the subsequent lease or sale of the equipment.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Net income (loss) per common and common equivalent share--Net income (loss) per common and common equivalent share is computed by dividing net income
     (loss) by the weighted average number of shares of common and common stock equivalents outstanding during the period. Common equivalent shares represent the dilutive effects of outstanding stock options and warrants. Net income (loss) per share assuming full dilution would be substantially the same.

     Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates to record lease and loan loss reserves and estimated residual values. Ultimate results could differ from those estimates.

     Recent accounting pronouncements--In fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by SFAS No. 118). SFAS No. 114 establishes the accounting for creditors for impairment of certain loans. The adoption of SFAS No. 114 did not have a material impact on the Company's financial position or results of operations.

     In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of long-lived assets and long-lived assets to be disposed of," which establishes new accounting standards for the impairment of long-lived assets. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

     In fiscal 1997, the Company also adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of liabilities". SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of equations.

2.   MERGER WITH ILC

     On February 13, 1995, the Company issued approximately 3,000,000 shares of its common stock for all of the outstanding Common Stock of The P.J. King Companies, Inc. d/b/a International Leasing Corporation ("ILC"). This merger has been accounted for as a purchase, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the merger. The purchase price was $8,775,000 (calculated at a per share price of $2.925), plus transaction expenses of approximately $405,000, which exceeded the fair value of the net assets acquired by approximately $657,000. The excess is being amortized using the straight line method over a 15-year period.

     The following summarized unaudited pro forma financial information assumes the merger had occurred on April 1, 1994 and includes the results from the Company's fiscal year ended March 31, and ILC's results for the immediately preceding year ended December 31:
                                                    Year Ended
                                                   March 31,1995
                                                     (unaudited)

     Total revenues                           $       36,228,000
     Net loss                                         (2,951,000)
     Net loss per common share                             (0.39)

     The above amounts are based on certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred had the acquisition taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

     In fiscal 1995, non-cash investing activities included the issuance of common stock for the acquisition of ILC. Assets acquired and liabilities assumed in connection with the 1995 ILC merger were as follows:

     Fair value of assets acquired                            $      21,194,000
     Liabilities assumed                                            (12,419,000)
                                                              -----------------
     Issuance of common stock                                $       (8,775,000)
                                                              ==================

     As part of the merger agreement, Peter King is being paid a consultant fee totaling $335,000 payable in monthly installments from February 13, 1995 through January 1998. Annual payments are as follows:

     Year ended March 31, 1996                                $         167,500
     Year ended March 31, 1997                                          107,500
     Year ended March 31, 1998                                           60,000
                                                              -----------------
                                                              $         335,000

     The Company also agreed to pay Peter King $25,000 pursuant to a noncompete agreement payable in two annual installments of $12,500.

3.   LOANS RECEIVABLE

     Loans by Collateral Type

     The composition of the loans receivable portfolio by collateral type was as follows at March 31:

                                                                                              March 31,
                                                                                -----------------------------------
                                                                                    1997               1996
                                                                                ----------------     --------------
     Commercial loans, collateralized primarily by receivables                   $       161,000      $   1,282,000
     Commercial loans, collateralized by equipment, marketable
       securities and other                                                            5,163,000          7,563,000
     Real estate loans                                                                 1,038,000          4,205,000
     Non-accrual loans                                                                 5,475,000          8,150,000
     Nonrecourse participations                                                         (867,000)        (4,216,000)
                                                                                ----------------      -------------
                                                                                      10,970,000         16,984,000
     Less -
       Allowance for possible loan losses                                             (3,401,000)        (2,773,000)
       Unearned fees from loan origination                                               (66,000)          (137,000)
                                                                                ----------------    ---------------
                                                                                $      7,503,000    $    14,074,000
                                                                                ================    ===============

     Loan Portfolio Activity and Allowance for Possible Loan Losses

     In fiscal 1996, management commenced a comprehensive review of the Company's major loans. Based on the results of the review, management concluded that developments during the fourth quarter of fiscal 1995 and thereafter suggested that certain loans were permanently impaired as of March 31, 1995. Management provided for potential losses on two loans of $2,125,000 and reversed recognition of fee and interest income related to these loans of $600,000. During the second quarter of fiscal 1996, management made the determination to wind down the commercial and asset-based lending business. In the fourth quarter of fiscal 1997, management further concluded that additional provisions for potential losses were needed and provided for potential losses on three loans in the amount of $2,365,000.

     In December 1995, the Company sold, to an affiliate of a director of the Company, loans with a net value of approximately $3,600,000, realizing proceeds which approximated the carrying value of those loans.

     As of March 31, 1997 and 1996, the Company's recorded investment in impaired and other loans and the related valuation allowances are as follows:

                                                         March 31, 1997                        March 31, 1996
                                            -----------------------------------        --------------------------------
                                                  Recorded          Valuation            Recorded         Valuation
                                                 Investment         Allowance            Investment       Allowance
                                            ----------------      --------------      --------------   ----------------

     Impaired loans:
       Non-accrual                          $      5,250,000      $    3,176,000      $    7,925,000   $      2,514,000
       Other                                         225,000             225,000             225,000            225,000
     Performing loans                              6,362,000                  --          13,050,000             34,000
     Nonrecourse participations                     (867,000)                 --          (4,216,000)                --
                                            ----------------      --------------     ---------------   ----------------
     Totals                                 $     10,970,000      $    3,401,000     $    16,984,000   $      2,773,000
                                            ================      ==============     ===============   ================

     The activity in the allowance for possible loan losses was as follows:

                                                                                  Years Ended March 31,
                                                                  ----------------------------------------------------
                                                                       1997             1996               1995
                                                                  ---------------   ---------------    ---------------

     Balance at beginning of year                                 $     2,773,000   $     2,125,000    $            --
     Provision for loan losses                                          2,485,000         1,239,000          2,125,000
     Loans written off                                                 (1,857,000)         (591,000)               --
                                                                  --------------    ---------------    ---------------
     Balance at end of year                                       $     3,401,000   $     2,773,000    $     2,125,000
                                                                  ===============   ===============    ===============

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as a reduction of the recorded investment. The Company recognized interest income on impaired loans for the years ended March 31, 1997 and 1996 of $50,000 and $414,000, respectively.

     When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued, and uncollected income accruals are reversed. During the years ended March 31, 1997 and 1996, the Company did not recognize fee and interest income totaling $771,000 and $1,064,000, respectively, related to impaired loans.

4.   INVESTMENT IN LEASING OPERATIONS

     Direct Financing Leases

     The components of assets leased under direct financing leases consist of the following:

                                                                           March 31,
                                                                -----------------------------------
                                                                     1997               1996
                                                                ---------------     ---------------

     Future minimum lease rentals                               $    56,282,000     $    71,234,000
     Estimated residual values of leased equipment                    4,021,000           4,879,000
                                                                ---------------     ---------------
                                                                     60,303,000          76,113,000
     Less unearned revenue on lease rentals                          (8,282,000)         (9,932,000)
     Less reserves for direct financing leases                       (5,262,000)         (1,016,000)
                                                                ---------------     ---------------
     Net investment in direct financing leases                  $    46,759,000     $    65,165,000
                                                                ===============     ===============

     During fiscal 1997, a lessee under a significant loan and equipment lease with the Company who previously agreed to increase its monthly payments from $159,000 to $199,000 beginning in November 1996, did not pay the additional incremental monthly rent of $40,000, despite demand. As a result of this default, and the lessee's recent request to restructure its payments, management has decided to record a reserve of $3,161,000 against this transaction. The Company believes the lessee will continue to make the $159,000 monthly payments, but if the lessee ceases making any payments, the Company would be required to write off the remaining lease balance which would have a materially adverse effect on the Company's financial statements and cash flows.

     On August 15, 1996, a lessee of the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Bankruptcy court has approved the lessee's motion to reject its lease with the Company. After having made a $6.8 million provision for loss on the lease receivables pertaining to this customer in fiscal 1995, the Company's net investment in the lease is approximately $169,000 as of March 31, 1997. The Company believes the value of the leased equipment will be adequate to cover the Company's net investment.

     Value at Lease Termination

     The estimated net book value at lease termination for direct financing and operating leases is as follows:

                                        Direct
                                       Financing            Operating
                                        Leases                Leases         Total
                                      -------------       --------------  ---------------
     Years ending March 31:
       1998                           $   1,443,000       $      911,000  $     2,354,000
       1999                               1,740,000              797,000        2,537,000
       2000                                 689,000              642,000        1,331,000
       2001                                 149,000                   --          149,000
                                      -------------       --------------  ---------------
                                          4,021,000            2,350,000        6,371,000
       Less residual reserve               (863,000)                 --          (863,000)
                                      -------------       -------------   ---------------
                                      $   3,158,000       $    2,350,000  $     5,508,000
                                      =============       ==============  ===============

     Future Minimum Lease Payments

     Future minimum lease payments on direct financing and operating leases are due as follows:
                                           Direct
                                        Financing          Operating
                                           Leases            Leases
                                     ---------------   ----------------
     Years ending March 31:
       1998                          $   26,452,000    $     25,546,000
       1999                              17,895,000          10,147,000
       2000                               9,905,000           3,401,000
       2001                               1,978,000              57,000
       2002 and thereafter                   52,000                  --
                                     ---------------   ----------------
                                     $   56,282,000    $     39,151,000
                                     ===============   ================

5.SIGNIFICANT CREDIT CONCENTRATIONS IN LOANS AND LEASES:

     The Company had individual investments in excess of $500,000 in leasing operations and loans receivable, funded internally or with recourse obligations, with 11 customers totaling $15,350,000 at March 31, 1997 and with 15 customers totaling $29,851,000 at March 31, 1996. Total investments in leases and loans receivable to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $21,512,000 (20% of the portfolio) at March 31, 1997 and $38,898,000
     (34% of the portfolio) at March 31, 1996.

     Customer payments on these leases and loans are expected to be funded by customer operations, external sources, or sale of selected assets. Collateral on these leases and loans is generally either equipment, receivables, real estate, inventory, or a combination thereof.

     Real estate collateralized approximately 34.4% and 40.9% of the gross loan portfolio at March 31, 1997 and 1996, respectively.

     Total revenues of ILC for the year ended March 31, 1997 included $21,121,000 or 49.1% of the Company's total revenues generated through its relationship with a single vendor. Should this relationship cease, revenues and cash flows would continue with individual lessees through the scheduled expiration of such leases.

6.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25,000,000 line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $24,880,000 at March 31, 1997. The balance outstanding on this line of credit at March 31, 1997 and 1996 was $13,329,000 and $18,298,000, respectively. Advances are at prime (8.5% at March 31, 1997) and are collateralized by substantially all unsecured assets of the Company. This line of credit facility matures on September 30, 1997. The Company believes this credit facility will be renewed on terms similar to the current facility.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other non-financial covenants. As a result of the fourth quarter charge for lease and loans losses, and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. The lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of June 27, 1997, the Company is in compliance with the revised terms of these agreements.

     Securitization

     On October 31, 1996, the Company, Sunrise Leasing Corporation ("Sunrise Leasing") and Sunrise Funding Corporation I (a newly formed wholly-owned special purpose subsidiary of Sunrise Leasing)("Sunrise Funding"), entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by Sunrise Funding to private institutional investors. Dougherty Dawkins, Inc. is an investment banking firm of which a former director of the Company is Vice Chairman. The notes are secured by certain leases contributed to Sunrise Funding by Sunrise Leasing. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000. The funds were used to pay off the $3.1 million of loans from The King Management Corporation, to pay accrued legal expenses, interest and fees in connection with the financing, and to repay $9.4 million under the Company's bank line of credit.

     Interest expense related to these credit facilities was $2,290,000, $1,474,000 and $583,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a securitization facility with National City Bank of Minneapolis. These notes are secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's bank line of credit.

     Note payable to King Management Corporation

     The Company had an outstanding note payable to King Management Corporation, an affiliate of Peter King, former Chairman and existing member of the Board. This note was collateralized by certain lease and rental equipment. The note was due in semi-monthly installments and bears interest at prime (8.25% at March 31, 1996 and 9.0% at March 31, 1995). The note was paid in full on November 8, 1996.

     Interest expense related to this note was $145,000, $753,000 and $138,000, for the years ended March 31, 1997, 1996 and 1995, respectively.

     Recourse participations in loans receivable

     The Company funds certain loans receivable with recourse participations. Such participations are collateralized by loans receivable as well as other assets of the Company. As of March 31, 1996, the total outstanding participations with recourse on loans receivable were $435,000 of which $322,000 matures in fiscal 1998 and $113,000 matures in fiscal 1999.

     Interest expense related to recourse and nonrecourse participations in loans receivable was $343,000, $1,280,000 and $743,000 for the years ended March 31, 1997, 1996 and 1995, respectively, and is shown as a component of revenues net of interest income in the accompanying statements of operations.

     Discounted lease rentals

     Discounted lease rentals consist of the following:
                                               March 31,
                                   -----------------------------------
                                          1997               1996
                                   ---------------     ---------------
     Nonrecourse borrowings        $    30,761,000     $    43,969,000
     Recourse borrowings                 9,437,000          12,551,000
                                   ---------------     ---------------
                                   $    40,198,000     $    56,520,000
                                   ===============     ===============

     The Company utilizes certain of its lease rentals receivable and underlying equipment in lease transactions as collateral to borrow from financial institutions at fixed rates primarily on a nonrecourse basis. In the event of a default by a lessee on a nonrecourse borrowing, the financial institutions have a first lien on the underlying leased equipment with no further recourse against the Company. For recourse borrowings, the financial institution can seek resource from the Company in addition to having a first lien on the asset. The liability associated with the proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals are reduced by the interest method.

     Future minimum lease payments and interest expense on leases that have been discounted are as follows:

                                                                 Minimum Lease
                                                                 Payments to be
                                                                   Received by         Discounted         Future
                                                                   Financial              Lease           Interest
                                                                   Institution           Rentals          Expense
                                                               -----------------    --------------  ---------------
     Years ending March 31:
       1998                                                    $      23,582,000    $   20,996,000  $     2,586,000
       1999                                                           14,315,000        13,233,000        1,082,000
       2000                                                            5,040,000         4,739,000          301,000
       2001                                                            1,227,000         1,186,000           41,000
       2002 and thereafter                                                45,000            44,000            1,000
                                                               -----------------    --------------  ---------------
                                                               $      44,209,000    $   40,198,000  $     4,011,000
                                                               =================    ==============  ===============

     Certain recourse discounted lease rental agreements require the Company to maintain financial ratios and to comply with other covenants similar to those required in the Company's credit facility agreements. As of March 31, 1997, the Company was is compliance or had obtained waivers and amendments for such covenants.

     Effective interest rates on the discounted lease rentals ranged from 6.0% to 10.5% at March 31, 1997. Interest expense on discounted lease rentals was $4,043,000, $4,648,000 and $2,921,000 for the years ended March 31,
     1997, 1996 and 1995, respectively.

7.   INCOME TAXES:

     The provision (benefit) for income taxes consisted of the following:

                                                                Years Ended March 31,
                                                 ---------------------------------------------------
                                                      1997               1996              1995
                                                 ----------------    --------------   --------------
     Current
         Federal                                 $      (197,000)    $      372,000   $      966,000
         State and other                                 (13,000)            71,000          422,000
                                                 ----------------    --------------   --------------
                                                        (210,000)           443,000        1,388,000
                                                 ----------------    --------------   --------------
         Deferred
         Income taxes                                     457,000         1,658,000       (3,513,000)
         Valuation allowance                             (56,000)           283,000        1,040,000
                                                 ----------------    --------------   --------------
                                                          401,000         1,941,000       (2,473,000)
                                                 ----------------    --------------   --------------
           Total                                 $        191,000    $    2,384,000   $   (1,085,000)
                                                 ================    ==============   ==============

     A reconciliation of the income tax provision (benefit) at the federal statutory rates to the income tax provision (benefit) at the effective tax rate is as follows:

                                                                    Years Ended March 31,
                                                      -------------------------------------------------------
                                                            1997               1996                 1995
                                                      ---------------     -----------------  ----------------
Federal income tax
       provision (benefit) at statutory rates         $      (801,000)    $      1,662,000   $   (1,807,000)
State income taxes, net of federal tax effect                (141,000)             290,000         (316,000)
AMT valuation allowance and other                             324,000              432,000        1,038,000
Arbitration settlement                                        809,000                   --               --
                                                      ----------------    ----------------   ---------------
                                                      $       191,000     $      2,384,000   $   (1,085,000)
                                                      ================    ================   ===============

The components of deferred taxes consist of the following:

                                                                                                 March 31,
                                                                                    ----------------------------------
                                                                                           1997                1996
                                                                                    --------------      --------------
     Deferred tax assets
       Lease revenue                                                                $   21,476,000      $   14,121,000
       Allowances for doubtful accounts and lease and loan losses                        3,564,000           4,015,000
       Net operating loss                                                                1,736,000
       Alternative minimum tax credits                                                   1,267,000           1,323,000
       Deferred revenue                                                                    186,000             121,000
       Other                                                                               100,000             442,000
                                                                                    --------------      --------------
         Total deferred tax assets                                                      28,329,000          20,022,000
                                                                                    --------------      --------------
     Deferred tax liabilities
       Depreciation                                                                    (28,954,000)        (20,188,000)
       Prepaid assets                                                                       (7,000)             (9,000)
                                                                                    ---------------     --------------
         Total deferred tax liabilities                                                (28,961,000)        (20,197,000)
     Valuation allowance                                                                (1,267,000)         (1,323,000)
                                                                                    ---------------     --------------
         Net deferred tax asset (liability)                                        $    (1,899,000)     $   (1,498,000)
                                                                                    ===============     ==============

     For tax reporting purposes at March 31, 1997, the Company has a net operating loss carryforward of approximately $4.3 million as well as approximately $1,267,000 in federal and state alternative minimum tax (AMT) credits which may be utilized in the future to offset future regular corporate income tax liability. Management has concluded that realization of the AMT credit is not assured and a 100% valuation allowance has been provided.

8.   SHAREHOLDERS' EQUITY

     Stock option plan

     The Company has a Stock Option Plan (the "Plan") pursuant to which incentive stock options and nonqualified stock options for up to 750,000 shares of common stock may be granted to officers, directors, key employees, or certain advisors or consultants. Incentive stock options are granted at exercise prices not less than the market price on the date of grant and are exercisable no later than 10 years from such date. Incentive stock options generally vest and become exercisable at 25% per year beginning one year from the date of grant, although some grants are exercisable immediately. Nonqualified stock options are granted at exercise prices determined by the Stock Option Committee of the Board of Directors on the date of grant and are exercisable as established by such committee.

     A summary of the status of the Company's stock option plan at March 31, 1995, 1996 and 1997 and changes during the years ended is presented in the table and narrative below:

                                                    1997                      1996                      1995
                                          -----------------------    --------------------     ----------------------
                                                       Weighted                  Weighted                 Weighted
                                            Number      Average      Number       Average     Number       Average
                                             of        Exercise        of        Exercise       of         Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                          ----------   ----------    ----------  --------     --------   -----------

     Outstanding at beginning of year     555,625        $4.65         449,500      $5.98     243,000        $7.01
     Granted                              101,500         2.66         299,125       3.28     244,000         4.92
     Exercised                                 --                           --                (12,000)        4.50
     Canceled                            (178,000)        5.01        (193,000)      5.63     (25,500)        6.39
                                         ---------        ----        --------       ----    ---------        ----
     Outstanding at end of year           479,125         4.09         555,625       4.65     449,500         5.98
                                         --------         ----       ---------       ----     -------         ----
     Exercisable at end of year           177,375        $4.58         172,750      $5.23     112,125        $5.93
     Weighted average fair value
     per share of options granted                  $1.17                      $1.34

     The 479,125 options outstanding at March 31, 1997 have exercise prices between $2.63 and $8.50, with a weighted average exercise price of $4.09 and a weighted average remaining contractual life of 6.5 years.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 5.5 and 5.7 percent for the options; expected lives of 5 years for both years; expected volatility of 36 and 38 percent.

     The Company accounts for its stock option plan under APB opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:
                                                      Year ended March 31,
                                                   ----------------------------
                                                      1997               1996
                                                   ------------     -----------
       Net (loss) income
           As reported                             $(2,547,000)      $2,503,000
           SFAS No. 123 expense                        (90,000)         (23,000)
                                                 --------------     ------------
           Proforma net income                     $(2,637,000)      $2,480,000
                                                 --------------      ----------

       Weighted Average Shares Outstanding           7,189,000        7,189,000
                                                 --------------      -----------

       Net income (loss) per share
           As reported                                  $(0.35)           $0.35
           Proforma                                      (0.37)            0.34

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During March 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS No. 128 in fiscal 1998 and anticipates it will not have a material impact on the financial position or the results of operations of the Company.

     Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan under the terms of which 150,000 shares of authorized but unissued common stock were reserved. This plan provides that employees may authorize payroll deductions to be made for the purpose of acquiring shares at 85% of market price. A total of 39,235 shares of common stock have been purchased under the plan as of March 31, 1997. There are 110,765 shares of common stock available for purchase in the future.

     Warrants

     At March 31, 1997, warrants were outstanding for the purchase of 135,000 shares of the Company's common stock at $9.45 per share which were issued in connection with the Company's secondary offering in April 1993. These warrants may be exercised at any time during a four-year period ending on April 21, 1998. Warrants to purchase 110,000 shares at $5.40 per share issued in connection with the Company's initial public offering in October 1991 expired on October 9, 1996.

9.   PROFIT SHARING 401(k) PLAN

     The Company has a profit sharing plan (the "401(k) Plan") which was implemented in February 1994. The 401(k) Plan is a salary reduction cash or deferred profit sharing plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. All employees who have completed at least three months of service and have attained the age of 21 are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to contribute up to 15% of their gross compensation into the 401(k) Plan each year. The Company may make discretionary contributions to the 401(k) Plan on behalf of eligible participants in an amount determined by the Board of Directors. The Company's contributions to the 401(k) Plan were $24,000, $20,000 and $12,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     Future Lease Commitments

     The Company rents office facilities at five locations. Total rent expense incurred for the office facilities for the years ended March 31, 1997, 1996 and 1995 was $309,000, $344,000 and $202,000, respectively. Future minimum lease commitments (net of subleases) are as follows:

     Years ending March 31:
       1998                                              $       183,000
       1999                                                      181,000
       2000                                                      170,000
       2001                                                       99,000
                                                         ---------------
                                                         $       633,000
                                                         ===============
     Litigation

     During fiscal 1997, former shareholders of ILC commenced arbitration proceedings against the Company relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) ("ILC") on the basis that, in their view, problems underlying the net investment in several direct financing loans and leases arose prior to the merger and were not disclosed. They also asserted other claims regarding valuation of certain other assets of the Company at the time of the merger. In addition to seeking money damages or additional shares of the Company's Common Stock, the former ILC shareholders attempted to obtain rescission of the merger.

     On June 17, 1997, a decision was released by the arbitrator on these proceedings. ILC shareholders were denied rescission and reformation of the merger agreement as well as relief on five other claims. They were however granted relief on one count and awarded a settlement of 560,257 additional shares of Sunrise Resources, Inc. common stock. This award, valued at $1,891,000, was charged to expense for fiscal 1997. Additionally, they were awarded repayment of attorneys' fees relating to breach of warranty to this arbitration payable by 38,818 additional shares of Sunrise Resources, Inc. common stock. This award valued at $131,000 was also charged to expense for fiscal 1997. These proceedings were conducted under the agreement of binding arbitration and therefore no further disputes or settlements with the Company are expected to arise in connection with the merger agreement.

11.  RELATED-PARTY TRANSACTIONS:

     The Company has adopted a policy of not entering into transactions in which any officer, director, shareholder or affiliate of the Company has a partial financial interest unless the transaction has been approved by a majority of the disinterested directors of the Company based on a determination that the terms of such transactions are no less favorable to the Company than those which could be obtained from unaffiliated third parties. In addition to the transactions described in Notes 3 and 6, the following summarizes significant transactions with related parties:

     a. In fiscal 1994, the Company entered into a $2,000,000 line of credit at 12.5% with a company having common board membership (the "Borrower"). As of March 31, 1997, 1996 and 1995, $1,355,000, $1,630,000 and
         $1,812,000, respectively, was outstanding. The line is used by the Borrower to fund the expansion of business operations and is collateralized by certain assets of the Borrower. This line of credit expires June 1, 1999.

     b. In addition, the Company has entered into other transactions with corporations, minority shares of which are owned by a Company board member. Balances outstanding under leases and loans to the related entities totaled $130,000 as of March 31, 1997 and $1,277,000 as of March 31, 1996.

     c. During fiscal 1997, the Company paid $338,000 to a corporation affiliated with a former member of the Company's Board of Directors for assistance in arranging a securitization of $20 million for the Company.

     The Company believes the transactions described above were on terms similar to those with unrelated parties.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

     The following is a summary of quarterly financial data for fiscal years 1997 and 1996:

Fiscal 1997                      June 30          September 30      December 31        March 31           Total
                               --------------    --------------   --------------    --------------      --------------

       Revenues                $ 10,670,000      $   10,738,000   $   11,294,000    $   10,276,000      $   42,978,000
       Net income (loss)          1,093,000             926,000          851,000        (5,417,000)         (2,547,000)
                               ==============    ==============   ==============    ==============      ==============
       Net income (loss)
         per common and
         common equivalent
         share                 $       0.15      $         0.13   $         0.12    $        (0.75)     $        (0.35)
                               ==============    ==============   ==============    ===============     ===============



Fiscal 1996                      June 30          September 30      December 31        March 31           Total
                               --------------    --------------   --------------    ---------------     ---------------

       Revenues                $ 10,278,000      $   13,352,000   $   10,027,000    $    9,831,000      $   43,488,000
       Net income (loss)            891,000             832,000          789,000            (9,000)          2,503,000
                               ==============    ==============   ==============    ===============     ==============
       Net income
         per common and
         common equivalent
         share                 $       0.12      $         0.12   $         0.11    $           --      $         0.35
                               ==============    ==============   ==============    ===============     ==============

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Company.

     Other than "Executive Officers of the Company," which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 11.  Executive Compensation

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     Documents filed as part of this report.

        (1) Financial Statements.The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

        Report of Independent Public Accountants
        Consolidated Balance Sheets as of March 31, 1997 and 1996
        Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995
        Consolidated  Statements of Shareholders' Equity for   the  years  ended
        March 31, 1997, 1996 and 1995
        Consolidated Statements of Cash Flows for the years ended March 31, 1997 1996 and 1995
        Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules. All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

       (3) Exhibits. See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K.

       During the quarter ended March 31, 1997, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNRISE RESOURCES, INC.


Date:  June 27, 1997                By: /s/ Errol F. Carlstrom
                                          Errol F. Carlstrom, President & Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes ERROL F. CARLSTROM AND BARRY J. SCHWACH the undersigned's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                Signatures                                            Title                                     Date
                ----------                                            -----                                     ----


           /s/ Errol F. Carlstrom                  President, Chief Executive Officer and                   June 27, 1997
            Errol F. Carlstrom                       Director (principal executive officer)


           /s/ Barry J. Schwach                    Chief Financial Officer (principal financial             June 27, 1997
             Barry J. Schwach                        officer)


           /s/ Paul R. Wotta                       Controller  (principal accounting officer)               June 27, 1997
               Paul R. Wotta


           /s/ Peter J. King                       Chairman of the Board and Director                       June 27, 1997
               Peter J. King


           /s/ Thomas R. King                      Secretary and Director                                   June 27, 1997
              Thomas R. King


           /s/ Donald R. Brattain                  Director                                                 June 27, 1997
            Donald R. Brattain


           /s/ Andrew G. Sall                      Director                                                 June 27, 1997
              Andrew G. Sall


           /s/ Jeffrey G. Jacobsen                 Director                                                June 27, 1997
            Jeffrey G. Jacobsen

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

Commission File No.:   0-19516
For the Fiscal Year Ended
March 31, 1997
                                            SUNRISE RESOURCES, INC.
Exhibit
Number                                           Description
  3.1              Restated Articles of Incorporation, as amended-- incorporated by reference to Exhibit 3.1 to the Company's Annual Report Form 10-K for the year ended March 31, 1995.
  3.2              Restated Bylaws--incorporated by reference to Exhibit 3.2  to the Company's Registration Statement on Form S-18, Reg. No. 33-42477C.
  4.1              Specimen  of  Common  Stock  Certificate -- incorporated   by
                     reference to Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-18, Reg. No. 33-42477C.
 10.1*             The Company's 1991 Stock Option Plan--As amended and restated
                     through November 1992 incorporated by reference to  Exhibit
                     10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993.
 10.2*             The Company's 1992 Employee Stock Purchase Plan--incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992.
 10.3              Credit Agreement between First Bank National Association  and the Company--incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992.
 10.4              Standard Office Lease between  Minnesota  CC Properties, Inc.
                     and the Company regarding the Company's offices at Golden Valley, Minnesota -- incorporated by reference to Exhibit
                     10.14 to the Company's Registration Statement on Form S-1, Reg. No. 33-59694.
 10.5              Amendment  No.  1  to  Credit  Agreement  between  First Bank
                     National Association and the Company -- incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
 10.6              Amendment  No.  2  to  Credit  Agreement  between  First Bank
                     National Association and the Company -- incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
 10.7              Extension letter for Credit Agreement between Firstar Bank of
                     Minnesota, N.A. and the Company--incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
 10.8              Credit Agreement between American Bank and Trust Company N.A.
                     and the Company--incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report ended September 30, 1993.
 10.9              Amendment No. 1 to Standard Office Lease between Minnesota CC
                     Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994.
 10.10             Amendment  No. 3 to  Credit  Agreement  between  First   Bank
                     National Association and the Company -- incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report ended September 30, 1994.

 Exhibit
 Number                                           Description

  10.11             Amendment  No.  4  to  Credit  Agreement  between First Bank
                      National Association and the Company--incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
  10.12             Amendment  No.  5  to  Credit  Agreement  between First Bank
                      National Association and the Company-incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
  10.13             Amendment  No. 6  to Credit  Agreement  between   First Bank
                      National Association and the Company -- incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.
  10.14             Credit Agreement between Pullman Bank and Trust. Company and the Company--incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.
  10.15             Agreement and Plan of Reorganization dated October 14,  1994 by and among the Company, The P.J. King Companies, Inc. d/b/a International Leasing Corporation, King Management Corporation, Peter J. King, Stephen D. Higgins, as Trustee under the William B. King Stock Trust dated November 21, 1989 for the benefit of William B. King, and Stephen D. Higgins, as Trustee under the Russell S. King Stock Trust dated November 11, 1989 for the benefit of Russell
                      S. King--incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K dated February 13, 1995.
  10.16             Shareholders Agreement dated as of February 13,  1995  among the Company, Peter J. King, Stephen D. Higgins, as Trustee under the William B. King Stock Trust dated November 21, 1989 for the Benefit of William B. King, and Stephen D. Higgins, as Trustee under the Russell S. King Stock Trust dated November 11, 1989 for the benefit of Russell S.
                      King, and each of  the  other  ILC  shareholders listed on
                      Schedule 1 thereto -- incorporated by reference to Exhibit
                      2.2 to Company's Current Report on Form 8-K dated February 13, 1995.
  10.17*            Consulting and Noncompetition Agreement dated as of February
                      13,  1995   between  the  Company  and  Peter J. King  --
                      incorporated by reference to Exhibit 2.3 to Company's Current Report on Form 8-K dated February 13, 1995.
  10.18             Amendment    No.  7 to Credit  Agreement between  First Bank
                      National Association and the Company - incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
  10.19             Amendment  No.  8  to  Credit  Agreement  between First Bank
                      National Association and the Company - incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
  10.20             Amendment to Credit Agreement  between  American   Bank  and
                      Trust Company, N.A. and the Company - incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
  10.21             Amendment No. 2 to Standard Office Lease between   Minnesota
                      CC Properties, Inc.and the Company regarding the Company's offices at Golden Valley, Minnesota - incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

Exhibit
Number                                           Description

 10.22             Amendment No. 3 to Standard Office Lease between Minnesota CC
                     Properties, Inc. and the Company  regarding  the  Company's
                     offices at   Golden Valley,  Minnesota - incorporated   by
                     reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
 10.23*            Amendment  to  the  Company's  1991  Stock Option  Plan dated
                     October 4, 1994- incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
 10.24             Security Agreement -- Amendment  No. 9  to  Credit  Agreement
                     between First Bank National Association and the Company - incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
 10.25*            Severance  Agreement  and  Release  dated as of July 31, 1995 between the Company and Craig H. Forsman - incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
 10.26             Amendment No. 10  to  Credit  Agreement  between  First  Bank
                     National Association and the Company - incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 10.27             Amendment  No.  11  to  Credit Agreement  between First  Bank
                     National Association and the Company -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.
 10.28             Amendment  No   12  to  Credit  Agreement  between First Bank
                     National Association and the Company -- incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.
 10.29             Amended and Restated Credit  Agreement  between  First   Bank
                     National Association and the Company -- incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.
 10.30             Sublease Agreement  between Network Management Services, Inc.
                     and The Company--incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.
 10.31             Amendment to  Security  Agreement dated June 22, 1995 between the Company and King Holding Corporation -- incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.32             First  Amendment  to  Amended  and Restated  Credit Agreement
                     dated October 1, 1996 between the Company and First Bank National Association --incorporated by reference to Exhibit
                     10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.33             Promissory Note Extension Agreement  dated  October   1, 1996
                     between the Company and First National Bank Association -- incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.34*            Employment  Agreement  dated  October  14,  1994 between  the
                     Company and Barry J. Schwach--incorporated  by reference to
                     Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 10.35             Employment Agreement  dated  October  14,  1994  between  the
                     Company and William B. King--incorporated   by reference to
                     Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

Exhibit
Number                                       Description

10.36*            Incentive Compensation Plan for Fiscal Year 1997--incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.37             Replacement promissory note dated November 7, 1996 between the
                    Company and Daiwa Bank, Limited at the Sumitomo Bank, Limited -- incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.38             Amended  and  Restated  Loan  and  Security  Agreement   dated
                    November 7, 1996 between the Company and Daiwa Bank, Limited --incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.39             Purchase  Agreement  Dated  October  31,  1996  by  and  among the Company, Sunrise Funding Corporation I, Sunrise Leasing Corporation and Dougherty Funding, Inc.--incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.40             Lease Receivables-Backed Note, Series 1996-1 dated November 8,
                    1996 in the principal amount of  $20,000,000   by   Sunrise
                    Funding Corporation I in favor of Dougherty Funding, Inc. -- incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.41             Indenture  amount  Sunrise  Funding  Corporation   I,  Sunrise
                    Leasing Corporation and Norwest Bank Minnesota, National Association dated November 1, 1996-incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.42             Contribution Agreement dated November 1, 1996 between  Sunrise
                    Leasing Corporation and Sunrise Funding Corporation I -- incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.43             Servicing  Agreement dated  November  1, 1996  between Sunrise
                    Funding Corporation I and Sunrise Leasing Corporation-- incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.44             Severance  Agreement  and  Release  dated  November  12,  1996 between the Company and William B. King -- incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.45             Portfolio Purchase  Agreement  and Guaranty dated November 27,
                    1996 between Sunrise Leasing Corporation and The CIT Group-- incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
10.46             Discretionary  Revolving  Credit  Agreement dated May 15, 1997 between Sunrise Leasing Corporation and National City Bank of Minneapolis.
10.47             Security Agreement dated May 15, 1997 between Sunrise  Leasing
                    Corporation and National City Bank  of Minneapolis.
10.48             Promissory Note in the principal amount of $5,498,960.57 dated
                    May 15, 1997 in favor of National City Bank of Minneapolis
11.1              Per Share Earnings Computations
21.1              List of Subsidiaries
23.1              Consent of  Independent Public Accountants
24.1              Power of Attorney for certain directors (included on signature page of Form 10-K)
27.0              Financial Data Schedule (filed with electronic version only)

                * Management contract or other compensatory plan.