Form 10-K405/A
period 1997-03-31
SUNRISE RESOURCES INC\MN
filed 1997-07-29
CIK 879022

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. _____
                  --------------------------------------------

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of June 27, 1997 was approximately $13,554,817 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at June 27, 1997: 7,188,721 shares.

This Amendment No. 1 to the Form 10-K for the year ended March 31, 1997 is being filed to amend Part III as follows:

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

                           Current Positions with the Company
Name and Age               and Principal Occupations and Other                                          Director
of Nominee                 Information for the Past Five Years                                           Since

Peter J. King              In April  1997,  Mr.  King was  re-appointed  to the  Company's  Board of      1995
         69                Directors  and was also  appointed  Chairman  of the Board in June  1997.
                           Mr. King had  previously  served as  Chairman of the Board from  February
                           1995 to February  1996 and as a director from February 1995 to July 1996, resigning  because of a conflict of interest from his claims arising from the merger with ILC. Mr. King also had  previously  served as a member of the Company's  Interim CEO Committee  from July 1995 until July 1996. Mr.
                           King  founded  ILC in 1974 and  served  as its  president  until  ILC was merged  into  the  Company  in  February  1995.  Mr.  King  is  currently chairman of The King Management  Corporation.  Mr. King is not related to
                           Thomas King, Secretary and a Director of the Company.

Donald R. Brattain         Mr.   Brattain   has  served  as  a  Director   of  the   Company   since      1989
         57                November 1989.  From July 1995 to July  1996,  Mr.  Brattain  served as a member of the Company's  Interim CEO  Committee;  and, from  July 1991 to
                           February 1995,  he  served  as  the  Company's  Chairman  of  the  Board.
                           Mr. Brattain  has served as President of Brattain &  Associates,  LLC, an investment  company,  since  1981.  He is  also  a  director  of  Everest
                           Medical  Corporation,  Barefoot Grass Lawn Service,  Inc., Harmony Brook,
                           Inc. and Featherlite Mfg., Inc.

Thomas R. King             Mr. King has served as Secretary of the Company  since July 1991 and as a      1991
         57                Director of the Company since December  1991.  From February 1996 to June
                           1997,  Mr. King served as the  Company's  Interim  Chairman of the Board.
                           He has been an officer and  shareholder of Fredrikson & Byron,  P.A., the
                           Company's  legal counsel,  for more than the past five years.  He is also a director  of  Datakey,  Inc.  Mr.  King is not  related to Peter  King,
                           Chairman of the Board.

Jeffrey G. Jacobsen        Mr.  Jacobsen was appointed a member of the Company's  Board of Directors      1997
            49             in  June  1997.  Mr.  Jacobsen  has  served  as  President  of  The  King
                           Management  Corporation  since  April  1997.  Prior to  joining  The King
                           Management  Corporation,  Mr.  Jacobsen served as a vice president of The
                           Network  Systems  Group of  Storage  Technology  from March 1983 to April
                           1997.

Andrew G. Sall             Mr.  Sall has served as a Director of the Company  since  February  1995.      1995
         64                Mr. Sall served as Executive Vice  President of The Churchill  Companies,
                           a  company  that  provides  asset  based  lending  and  mortgage  banking services,  from  June  1990  to June  1993,  when he  retired.  Mr.  Sall currently provides consulting services to various companies.

Errol F. Carlstrom         Mr.  Carlstrom was appointed a member of the Company's Board of Directors      1997
            56             in June 1997.  Mr.  Carlstrom has served as President  since January 1996 and as Chief  Executive  Officer since July 1996.  Mr.  Carlstrom  served as Chief  Operating  Officer from January  1996 until July 1996. Prior to
                           joining  the Company,   Mr. Carlstrom  was  President and Chief Operating
                           Officer  of  CCX   Worldwide, Ltd., an international  computer  equipment
                           trading company, from January 1992 to January 1996. Mr. Carlstrom was also
                           President  and  a  principal  of  Connectivity Systems Credit Corporation from October 1994 to December 1995,  which  provided lease  financing for local  area  and  wide  area  networks  (LAN  and WAN systems).

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from April 1, 1996 through March 31, 1997, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with, except each of Barry Schwach, R. Bradley Pike, and Dana C. Prescott, officers of the Company reported an option grant on a Form 5 that was not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to each person who served in the capacity of the Company's Chief Executive Officer during fiscal 1997 and for each person who served as an executive officer during fiscal 1997 whose total salary and bonus earned during fiscal 1997 exceeded $100,000.


                                                                                   Long Term Compensation
                                                                              -----------------------------------
                                      Annual Compensation                            Awards               Payouts
                               --------------------------------------------   -------------------------   -------
                                                                              Restricted
Name and                                                                        Stock       Options/       LTIP
Principal            Fiscal                                 Other Annual      Awards(s)       SARs        Payouts       All Other
 Position            Year      Salary($)     Bonus($)(1)   Compensation($)       ($)           (#)         ($)       Compensation($)
-----------          ------    -----------   -----------   ----------------   ----------   ------------   -------   ----------------

Peter J. King        1997      104,000 (2)          ---              ---         ---            ---        ---             ---
Chairman and         1996      160,000 (2)          ---           12,500 (2)     ---            ---        ---             ---
 Former Interim
 CEO
 Committee(3)

Errol F. Carlstrom   1997      150,000          111,860              ---         ---            ---        ---            1,913(5)
Chief Executive      1996       37,500           15,000              ---         ---          250,000      ---             ---
Officer & President


Donald R. Brattain   1997          ---              ---            5,500 (3)     ---            ---        ---             ---
Former Interim       1996          ---              ---           10,000 (3)     ---            ---        ---             ---
 CEO Committee(3)

Barry J. Schwach     1997      126,000           10,000              ---         ---           25,000      ---            1,606(5)
Executive Vice       1996      126,000           62,600              ---         ---            4,000 (4)  ---            1,499
 President of        1995       23,750            7,750              ---         ---           15,000      ---             ---
 Finance and
 Administration
 and CFO

Dana C. Prescott     1997      286,000              ---              ---         ---            ---        ---            2,250(5)
Senior Vice          1996      126,000              ---           12,600         ---            4,000 (4)  ---            1,123
 President -         1995      182,000              ---           20,000         ---           10,000      ---            1,585
 National Sales
 Manager

R. Bradley Pike      1997       75,000           35,795              ---         ---            5,000      ---              844(5)
Vice President -     1996        6,250              ---              ---         ---            ---        ---             ---
 Asset Management


William B. King      1997      126,000           47,198              ---         ---            ---        ---            1,606(5)
Former Vice          1996      112,998           12,600              ---         ---            4,000 (4)  ---              999
 President -         1995       18,750            6,249              ---         ---           12,000      ---              820
 National Vendor
 Programs
------------------

(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.

(2) Mr. Peter King served as a member of the Interim CEO Committee from July 1995 until July 1996, for which he received no compensation; all compensation was paid to him pursuant to his Consulting and Noncompetition Agreement described in the section entitled Certain Relationships and Related Transactions below.

(3) Mr. Brattain served as a member of the Interim CEO Committee from July 1995 to July 1996, for which he received no compensation; the compensation paid to Mr. Brattain was pursuant to director compensation for non-employee directors described in the section entitled Compensation of Directors below.

(4) Option granted subsequent to March 31, 1996 fiscal year-end as part of discretionary bonus awarded with respect to fiscal 1996

(5) Represents total Company matching contributions to the Company's 401(k) plan.

Option Grants During 1997 Fiscal Year

         The following table provides information regarding stock options granted during fiscal 1997 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                                    Percent of
                                                   Total Options             Exercise or
                                 Options              Granted                Base Price
         Name                    Granted           In Fiscal Year            Per Share (1)         Expiration Date
         ----                    -------           --------------            -------------         ---------------

Peter J. King                          ---                  ---                      ---                      ---

Errol F. Carlstrom                     ---                  ---                      ---                      ---

Donald R. Brattain                     ---                  ---                      ---                      ---

Barry J. Schwach                    25,000    (2)         24.63%                 $2.625                 04/23/06
                                     4,000    (3)           3.94%                $2.625                 04/23/06

Dana C. Prescott                     4,000    (3)           3.94%                $2.625                 04/23/06

R. Bradley Pike                      5,000    (4)           4.93%                $3.375                 07/24/06

William B. King                      4,000    (5)           3.94%                $2.625                 04/23/06


(1)      Exercise price is equal to the fair market value on the date of grant.

(2)      Option was exercisable in full on April 23,1996.

(3) Option becomes exercisable to the extent of 1,000 shares on each of April 23, 1997, 1998, 1999 and 2000.

(4) Option becomes exercisable to the extent of 1,250 shares on each of July 24, 1997, 1998, 1999 and 2000.

(5) Option would have become exercisable to the extent of 1,000 shares on each of April 23, 1997, 1998, 1999 and 2000; however, the option terminated prior to vesting following Mr. William King's termination of employment.

Option Exercises During 1997 Fiscal Year and Fiscal Year-End Option Values

         The following table provides information related to options and warrants exercised by the named executive officers during fiscal 1997 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

                                                                                             Value of Unexercised
                                                              Number of Securities          In-the-Money Options at
                               Shares                        Underlying Unexercised             March 31, 1997
                           Acquired on         Value        Options at March 31, 1997            Exercisable/
Name                          Exercise       Realized       Exercisable/Unexercisable          Unexercisable(1)

Peter J. King                    --             --                0 exercisable                 $0 exercisable
                                                                 0 unexercisable               $0 unexercisable

Errol F. Carlstrom               --             --             50,000 exercisable            $12,5000 exercisable
                                                              200,000 unexercisable         $466,000 unexercisable

Donald R. Brattain               --             --              4,000 exercisable               $0 exercisable
                                                                 0 unexercisable               $0 unexercisable

Barry J. Schwach                 --             --             32,500 exercisable             $21,875 exercisable
                                                              11,500 unexercisable           $3,500 unexercisable

Dana C. Prescott                 --             --             21,000 exercisable               $0 exercisable
                                                               9,000 unexercisable           $3,500 unexercisable

R. Bradley Pike                  --             --                0 exercisable                 $0 exercisable
                                                               5,000 unexercisable            $625 unexercisable

William B. King                  --             --              6,000 exercisable               $0 exercisable
                                                              10,000 unexercisable           $3,500 unexercisable


(1) Value is calculated on the basis of the difference between the option exercise price and the closing sale price for the Company's Common Stock at March 31, 1997 as quoted on the Nasdaq National Market, multiplied by the number of shares of Common Stock underlying the option.

Employment and Severance Agreements or Arrangements

         In connection with the Company's February 1995 merger with ILC, the Company assumed ILC's obligations under Employment Agreements with Barry Schwach, the Company's Executive Vice President of Finance and Administration and Chief Financial Officer, and William King, the Company's former Vice President - National Vendor Programs. These agreements assured Mr. Schwach and Mr. King minimum compensation of at least $115,000 and $95,000 per year, respectively. These agreements also provide that if, prior to February 13, 1997, such officer's employment is terminated without cause or his title or duties are adversely changed without his consent, then such individual will be paid an amount equal to his assured minimum compensation for the remaining period to February 13, 1997.

         On November 14, 1996, the Company entered into a severance agreement and release (the "Agreement") with William B. King, the Company's former Vice President - National Vendor Programs, in connection with Mr. King's resignation as an officer and employee of the Company. Pursuant to the Agreement, Mr. King continued to receive his base salary of $10,500 per month through March 31, 1997. Pursuant to the agreement, Mr. King was eligible for a bonus up to an amount equal to 40% of his salary based on certain performance criteria. In addition, Mr. King agreed that, for a twelve-month period from April 1, 1997 through March 31, 1998, he would not (i) compete with the Company, (ii) disclose confidential information relating to the Company, (iii) solicit any of the Company's employees to leave the Company, (iv) contact the Company's customers or (v) cause the discontinuance of the Company's business.

         On June 16, 1997, the Company entered into an agreement (the "Agreement") with Peter J. King and The King Management Corporation ("King Management"), a corporation which is controlled by Mr. Peter King, whereby Mr. Peter King would become Chairman of the Company and would be employed by the Company and whereby Mr. Peter King and/or King Management would provide certain services, including but not limited to working with management on current and prospective vendor relationships, monitoring problem leases and loan, implementing fiscal 1998 and fiscal 1999 plans; assisting the Company on meeting financing requirements and working with the Company's bankers. In addition, King Management will use its balance sheet resources to enable the Company to meet its vendor leasing program financing requirements. The term of the Agreement is from June 16, 1997 through June 15, 1999. Pursuant to the Agreement, Mr. Peter King receives a salary of $10,000 per month for his services as a director and employee of the Company. In addition, Mr. Peter King received (i) a five-year option to purchase 270,753 shares of the Company's Common Stock at $3.125 per share, which option is immediately exercisable, and (ii) a five-year option to purchase 270,753 shares of the Company's Common Stock at $3.125 per share, which option will become exercisable on June 16, 2001 if Mr. Peter King is still employed by the Company; provided, however, that the vesting of such option will be accelerated prior to June 16, 1999 if certain conditions are met.

Compensation of Directors

         Meeting Fees. The Company pays each director who is not an employee of the Company (a "Non-Employee Director") an annual retainer of $2,500 plus $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. Mr. Peter King, agreed that he would not receive such fees during the period of his consulting agreement as described in the section entitled Certain Transactions below.

         Stock Option Grants. The Company's 1991 Stock Option Plan provides for the automatic grant of stock options to each Non-Employee Director to purchase the following number of shares of the Company's Common Stock at exercise prices equal to 100% of the current market price on the date of grant: (i) 10,000 shares upon such Non-Employee Director's initial election to the Board, which option becomes exercisable to the extent of 20% immediately and 20% each year thereafter so long as such person remains a director of the Company, and (ii) 2,000 shares upon such Non-Employee Director's annual re-election to the Board of Directors, which option is immediately exercisable in full. Mr. Peter King, agreed that he would not receive options under the formula stock option grants to Non-Employee Directors during the period of his consulting agreement as described in the section entitled Certain Transactions below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information as of July 21, 1997 concerning the beneficial ownership of the Company's Common Stock by (i) persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of July 21, 1997, (ii) each director of the Company,
(iii) the named executive officers in the Summary Compensation Table and (iv) all directors and current executive officers as a group.

Name (and Address of                        Number of shares       Percent
5% Holders) or Identity of Group         Beneficially Owned(1)    of Class(2)
--------------------------------         ------------------       --------
Peter J. King                                      363,812(3)         4.5%

Errol F. Carlstrom                                  50,000(4)          *

Donald R. Brattain                                 324,300(5)         4.2%

Thomas R. King                                      18,000(6)          *

Andrew G. Sall                                      29,654(7)          *

Jeffrey G. Jacobsen                                  7,029(8)          *

Barry J. Schwach                                   154,218(9)         2.0%

Dana C. Prescott                                    32,760(10)         *

R. Bradley Pike                                      1,250(11)         *

William B. King                                          0(12)         *

Stephen D. Higgins, Individually                 3,354,136(13)       43.1%
  and as a Trustee
  2500 World Trade Center
  30 East 7th Street
  St. Paul, MN 55101

Heartland Advisors, Inc.                           400,000(14)        5.1%
  790 North Milwaukee Street
  Milwaukee, WI 53202

All Current Executive Officers and                 979,023(15)       11.9%
  Directors as a Group
  (9 persons)
-----------------------
*less than 1%

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

(3) Includes 270,753 shares which may be acquired by Mr. Peter King within 60 days after July 21, 1997 upon exercise of outstanding stock options and 2,000 shares held by The King Holding Corporation, of which Mr. Peter King is a principal shareholder, officer and director sharing voting and investment power over such shares.

(4) Includes 50,000 shares which may be acquired by Mr. Carlstrom within 60 days after July 21, 1997 upon exercise of outstanding stock options.

(5) Includes 4,000 shares which may be acquired by Mr. Brattain within 60 days after July 21, 1997 upon exercise of outstanding nonqualified stock options.

(6) Includes 12,000 shares which may be acquired by Mr. Thomas King within 60 days after July 21, 1997 upon exercise of outstanding nonqualified stock options.

(7) Includes 24,625 shares which may be acquired by Mr. Sall within 60 days after July 21, 1997 upon exercise of outstanding nonqualified stock options.

(8) Includes 2,000 which may be acquired by Mr. Jacobsen within 60 days after July 21, 1997 upon exercise of outstanding nonqualified stock options.

(9) Includes 32,500 which may be acquired by Mr. Schwach within 60 days after July 21, 1997 upon exercise of outstanding incentive stock options.

(10) Includes 22,000 shares which may be acquired by Mr. Prescott within 60 days after July 21, 1997 upon exercise of outstanding incentive stock options

(11) Includes 1,250 shares which may be acquired by Mr. Pike within 60 days after July 21, 1997 upon exercise of outstanding incentive stock options.

(12) Does not include 1,640,325 shares held in a trust for Mr. William King's benefit, for which he has no voting or investment power.

(13) Includes 431,999 shares held by Mr. Higgins as trustee for the 1996 Grantor Retained Annuity Trust for the benefit of Peter J. King, the Company's Chairman of the Board, and an aggregate of 2,917,108 shares held by Mr. Higgins as trustee for the William B. King Stock Trust and the Russell S. King Stock Trust, respectively, both of whom are sons of Mr. Peter King. As trustee of the aforementioned trusts, Mr. Higgins has voting and dispositive power over the shares, but he disclaims beneficial ownership of such shares.

(14) The shares are held in investment advisory accounts of Heartland Advisors, Inc. ("Heartland"). One of the accounts, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the Company's Common Stock. Heartland has the sole power to vote and dispose of the shares;
         however, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, share shares. The Company has relied on information contained in a
         Schedule 13G dated February 12, 1997 filed by Heartland with the Securities and Exchange Commission.

(15) Includes 418,128 shares of Common Stock which may be acquired within 60 days after July 21, 1997 upon the exercise of outstanding options and 2,000 shares held by a corporation. Does not include 431,999 shares held in a trust for the benefit of a director for which the director has no voting or investment power.

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

         Harmony Brook--In fiscal 1994, the Company entered into a $2,000,000 line of credit with Harmony Brook of which Mr. Brattain is a shareholder, Chairman and Director. As of March 31, 1997, $1,355,000 was outstanding. The line is used by Harmony Brook to fund the expansion of its business operations and is collateralized by certain assets of Harmony Brook.

         Gift Certificate Centers--As of March 31, 1997, the Company had a direct-financing lease outstanding with Gift Certificate Centers, of which Mr. Brattain is a principal shareholder. The net asset value at year-end was $113,795.

         The King Management Corporation--The Company had a note in the original principal amount of $11,733,000 payable to The King Management Corporation, a majority of the common stock of which is owned by Peter
         J. King. This note was collateralized by certain rental equipment which is presently on lease to various customers. The note was due in semi-monthly installments, payable in full February 16, 1996, and bears interest at prime (9.0% at March 31, 1995 and 8.25% at March 31, 1996). This note was paid in full in November 1996.

         Dougherty Dawkins--In December 1995, the Company sold to Dougherty Dawkins, Inc., an investment banking firm of which former Director Thomas Strand is Vice Chairman, certain asset-based loans having an aggregate net value of approximately $3,600,000 for a price approximately equal to such aggregate net value. During fiscal 1997, the Company paid $338,000 to Dougherty Dawkins Inc. for assistance in arranging a securitization of $20 million for the Company.

         On February 13, 1995, the Company entered into a Consulting and Noncompetition Agreement with Peter J. King, whereby Mr. King would provide consulting services to the Company for three years. Mr. King is to receive annual fees of $167,500 for the first year, $107,500 for the second year and $60,000 for the third year. In addition, the agreement provides for the payment of $12,500 on each of the date of the agreement and the first anniversary date of the agreement as consideration for Mr. King's agreement not to compete with the Company for a two-year period. This agreement expired in February 1997. See Employment and Severance Agreements and Arrangements for description of employment agreement entered into on June 16, 1997 between the Company and Mr. King.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUNRISE RESOURCES, INC.


Date:  July 28, 1997         By: /s/ Errol F. Carlstrom
                                 Errol F. Carlstrom, President &
                                    Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Form 10-K for year ended March 31, 1997 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                  Title                              Date


/s/ Errol F. Carlstrom      President, Chief Executive            July 28, 1997
Errol F. Carlstrom          Officer and Director
                            (principal executive officer)

/s/ Barry J. Schwach        Executive Vice President of Finance   July 28, 1997
Barry J. Schwach            and Administration and
                            Chief Financial Officer
                            (principal financial officer)

/s/ Paul R. Wotta           Controller (principal accounting      July 28, 1997
Paul R. Wotta               officer)

      *                     Chairman of the Board and             July 28, 1997
Peter J. King               Director


      *                     Secretary and Director                July 28, 1997
Thomas R. King


      *                      Director                             July 28, 1997
Donald R. Brattain


      *                      Director                             July 28, 1997
Andrew G. Sall


      *                      Director                             July 28, 1997
Jeffrey G. Jacobsen


*  /s/ Barry J. Schwach
   Barry J. Schwach, Attorney-in-Fact
   pursuant to Power of Attorney