Form 10-Q
period 1997-06-30
SUNRISE RESOURCES INC\MN
filed 1997-08-14
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



        For the Quarter Ended                        Commission File Number
            June 30, 1997                                     0-19516



                             SUNRISE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


              Minnesota                                  41-1632858
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                        5500 Wayzata Boulevard, Suite 725
                         Golden Valley, Minnesota 55416
                    (Address of principal executive offices)


                                 (612) 593-1904
              (Registrant's telephone number, including area code)



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


     7,787,796 shares of Common Stock, $.01 par value as of August 13, 1997

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
Included herein is the following unaudited financial information:

         Consolidated  Balance Sheets as of June 30, 1997 and March 31, 1997.

         Consolidated Statements of Operations for the three-month periods ended June 30, 1997 and 1996.

         Consolidated Statements of Cash Flows for the three-month periods ended June 30, 1997 and 1996.

         Notes to Consolidated Financial Statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                       June 30,           March 31,
                                                                                          1997              1997
                                                                                    ---------------      -----------
ASSETS                                                                              (Unaudited)

   Cash and cash equivalents                                                        $     1,588,000    $      2,191,000
   Accounts receivable, less allowance for doubtful accounts
     of $451,000 and $494,000                                                             2,887,000           1,928,000
   Income taxes receivable                                                                       --           1,245,000
   Inventory held for sale                                                                  392,000             388,000
   Loans receivable, less allowance for possible losses of $3,431,000
     and $3,401,000                                                                       6,811,000           7,503,000
   Investment in leasing operations:
     Direct financing leases                                                             42,263,000          46,759,000
     Operating leases, less accumulated depreciation of
       $24,315,000 and $22,973,000                                                       43,017,000          42,211,000
     Equipment held for lease                                                            10,375,000           6,435,000
      Initial direct costs                                                                  570,000             590,000
                                                                                    ---------------    ----------------
       Total investment in leasing operations                                            96,225,000          95,995,000
                                                                                    ---------------    ----------------

   Furniture and fixtures, less accumulated depreciation
     of $575,000 and $535,000                                                               381,000             411,000
   Other assets                                                                           1,356,000           1,498,000
                                                                                    ---------------    ----------------
       Total Assets                                                                $    109,640,000    $    111,159,000
                                                                                   ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Borrowings under lines of credit                                               $    12,457,000    $     13,329,000
     Securitized borrowings                                                              17,682,000          15,481,000
     Recourse participations in loans receivable                                            311,000             435,000
     Discounted lease rentals                                                            35,473,000          40,198,000
                                                                                    ---------------    ----------------
       Total financing arrangements                                                      65,923,000          69,443,000
                                                                                    ---------------    ----------------
   Accounts payable                                                                       7,478,000           6,808,000
   Accrued liabilities                                                                    4,453,000           6,252,000
   Accrued income taxes                                                                     230,000                  --
   Deferred tax liability                                                                 1,899,000           1,899,000
                                                                                    ---------------    ----------------
       Total Liabilities                                                                 79,983,000          84,402,000
                                                                                    ---------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY

   Common stock, $.01 par value, 17,500,000
     shares authorized, 7,788,000 and 7,189,000
     shares issued and outstanding, respectively                                             78,000              72,000
   Capital stock, undesignated, $.01 par value,
     2,500,000 shares authorized, none issued or outstanding                                     --                  --
   Additional paid-in capital                                                            27,618,000          25,601,000
   Retained earnings                                                                      1,961,000           1,084,000
                                                                                    ---------------      --------------
       Total Shareholders' Equity                                                        29,657,000          26,757,000
                                                                                    ---------------      --------------
       Total Liabilities and Shareholders' Equity                                  $    109,640,000     $   111,159,000
                                                                                   ================     ===============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
------------------------------------------------------------------------------

                                                                                               Three Months
                                                                                              Ended June 30,
                                                                                    -----------------------------------
                                                                                         1997                1996
                                                                                    ---------------    ----------------
REVENUES

     Operating leases                                                               $    7,920,000     $      5,724,000
     Direct financing leases                                                             1,390,000            2,175,000
     Equipment sales                                                                     1,658,000            2,487,000
     Interest income                                                                        70,000              219,000
     Fee income                                                                             87,000               65,000
                                                                                    --------------     ----------------
              Total Revenues                                                            11,125,000           10,670,000
                                                                                    --------------     ----------------


COSTS AND EXPENSES

     Depreciation                                                                        4,332,000            3,156,000
     Interest                                                                            1,491,000            1,710,000
     Provision for lease and loan losses                                                   270,000              221,000
     Cost of equipment sold                                                              1,650,000            2,180,000
     Compensation expense                                                                  964,000              781,000
     Other operating expenses                                                              734,000              521,000
                                                                                    --------------     ----------------
              Total Costs and Expenses                                                   9,441,000            8,569,000
                                                                                    --------------     ----------------


INCOME FROM OPERATIONS BEFORE PROVISION
     FOR INCOME TAXES                                                                    1,684,000            2,101,000

PROVISION FOR INCOME TAXES                                                                 807,000            1,008,000
                                                                                    --------------     ----------------
NET INCOME                                                                          $      877,000     $      1,093,000
                                                                                    ==============     ================



NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE                                                               $         0.12     $           0.15
                                                                                    ==============     ================


WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                                                7,291,000            7,189,000
                                                                                    ==============     ================


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                               Three Months
                                                                                              Ended June 30,
                                                                                    -----------------------------------
                                                                                        1997                1996
                                                                                    ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                          $       877,000     $     1,093,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                                     270,000             221,000
    Depreciation                                                                          4,588,000           3,423,000
    Change in operating assets and liabilities:
        Accounts receivable                                                              (1,049,000)           (678,000)
        Income taxes receivable                                                           1,245,000           1,038,000
        Other assets                                                                         21,000              64,000
        Inventory held for sale                                                              (4,000)             31,000
        Accounts payable                                                                    670,000             646,000
        Accrued liabilities                                                              (1,799,000)            639,000
        Accrued income taxes                                                                230,000                  --
                                                                                    ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                                  5,049,000           6,477,000
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease                                                     (11,346,000)         (9,439,000)
    Principal portion of direct financing leases collected                                6,540,000           6,939,000
    Investment in loans receivable                                                               --          (1,063,000)
    Principal portion of loans receivable collected                                         661,000           3,325,000
    Purchase of furniture and fixtures                                                       (9,000)            (25,000)
                                                                                    ----------------    ---------------
           NET CASH USED IN INVESTING ACTIVITIES                                         (4,154,000)           (263,000)
                                                                                    ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on lines of credit                                                         8,000,000           5,200,000
    Payments on lines of credit                                                          (8,872,000)           (747,000)
    Proceeds from securitized borrowings                                                  5,499,000                  --
    Payments on securitized borrowings                                                   (3,298,000)                 --
    Proceeds from discounted lease financing                                              1,420,000           1,101,000
    Payments on discounted lease financing                                               (6,145,000)         (8,223,000)
    Payments on participations in loans receivable                                         (124,000)         (2,479,000)
    Payments on note payable to King Holding Corporation                                         --          (1,437,000)
    Issuance of common stock                                                              2,022,000                  --
                                                                                    ---------------     ---------------
        NET CASH USED IN FINANCING
              ACTIVITIES                                                                 (1,498,000)         (6,585,000)
                                                                                    ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (603,000)           (371,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,191,000           1,629,000
                                                                                    ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     1,588,000     $     1,258,000
                                                                                    ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                                           821,000             873,000
    Income taxes paid                                                                            --               7,000


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED JUNE 30, 1997 and 1996 (Unaudited)
-------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise Resources, Inc. and Subsidiaries (the Company) as of June 30, 1997 and March 31, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Notes to the Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

     During March 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS No. 128 in fiscal 1998 and anticipates it will not have a material impact on the financial position or the results of operations of the Company.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 48% for the three months ended June 30, 1997 and 1996.

3.   LOANS RECEIVABLE

     Loans by Collateral Type
     The composition of the loans receivable portfolio by collateral type was as follows:

                                                                                       June 30,            March 31,
                                                                                         1997                1997
                                                                                    ---------------    ----------

     Commercial loans, collateralized primarily by receivables                      $       112,000    $       161,000
     Commercial loans, collateralized by equipment, marketable
       securities and other                                                               4,704,000          5,163,000
     Real estate loans                                                                    1,028,000          1,038,000
     Non-accrual loans                                                                    5,319,000          5,475,000
     Non-recourse participations                                                           (857,000)          (867,000)
                                                                                    ---------------    ---------------
                                                                                         10,306,000         10,970,000


     Less:

       Allowance for possible loan losses                                                (3,431,000)        (3,401,000)
       Unearned fees from loan origination                                                  (64,000)           (66,000)
                                                                                    ---------------    ---------------
                                                                                    $     6,811,000    $     7,503,000
                                                                                    ===============    ===============

     Loan Portfolio Activity and Allowance for Possible Loan Losses -

     As of June 30, 1997 and March 31, 1997, the Company's recorded investment in impaired and other loans and the related valuation allowances are as follows:

                                                        June 30, 1997                         March 31, 1997
                                            ------------------------------------    ----------------------------------
                                                 Recorded           Valuation          Recorded            Valuation
                                                Investment          Allowance         Investment           Allowance

     Impaired loans -
       Nonaccrual                           $      5,094,000    $    3,206,000      $     5,250,000    $     3,176,000
       Other                                         225,000           225,000              225,000            225,000
     Performing loans                              5,844,000                --            6,362,000                 --
     Nonrecourse participations                     (857,000)               --             (867,000)                --
                                            -----------------   --------------      ----------------   ---------------
                                            $     10,306,000    $    3,431,000      $    10,970,000    $     3,401,000
                                             ===============     =============       ==============     ==============

     The activity in the allowance for possible loan losses during the three months ended June 30, 1997 and 1996 was as follows:

                                                June 30,           June 30,
                                                  1997               1996
                                                --------           --------

         Balance, beginning of period          $3,401,000         $2,773,000
         Provisions for loan losses                30,000             30,000
         Write-offs                                 --                  --
                                               ----------         ----------
         Balance, end of period                $3,431,000         $2,803,000
                                               ==========         ==========

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company did not recognize any interest income on impaired loans for the respective three month periods ended June 30, 1997 and 1996.

     When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued and uncollected income accruals are reversed. During the three months ended June 30, 1997, the Company did not recognize fee and interest income related to impaired loans.

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:

                                                June 30,            March 31,
                                                  1997                1997
                                             ---------------    ---------------

         Non-recourse                        $    27,864,000    $    30,761,000
         Recourse                                  7,609,000          9,437,000
                                             ---------------    ---------------
                                             $    35,473,000    $    40,198,000
                                             ===============    ===============

5.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $24.7 million at June 30, 1997. The balance outstanding as of quarter end was $12.4 million. Advances under the line bear interest at prime, and are collateralized by substantially all otherwise unsecured assets of the Company. This line of credit facility matures on September 30, 1997. The Company believes this credit facility will be renewed on terms similar to the current facility.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As a result of fourth quarter charges for lease and loans losses and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. With the assistance of King Management Corporation, the lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of June 30, 1997, the Company is in compliance with the revised terms of these agreements.

     Securitization

     On October 31, 1996, the Company, Sunrise Leasing Corporation ("Sunrise Leasing") and Sunrise Funding Corporation I (a newly formed wholly-owned special purpose subsidiary of Sunrise Leasing)("Sunrise Funding"), entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by Sunrise Funding to private institutional investors. Dougherty Dawkins, Inc. is an investment banking firm of which a former director of the Company is Vice Chairman. The notes are secured by certain leases contributed to Sunrise Funding by Sunrise Leasing. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000. The funds were used to pay off the $3.1 million of loans from The King Management Corporation, to pay accrued legal expenses, interest and fees in connection with the financing, and to repay $9.4 million under the Company's bank line of credit. A subsequent advance of $7.0 million was funded on January 31, 1997, the proceeds of which were used to reduce the outstanding balance of the Company's line of credit.

     On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a securitization facility with National City Bank of Minneapolis. These notes are secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's bank line of credit.

6.   COMMITMENTS AND CONTINGENCIES

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

     On June 17, 1997, a decision was released by the arbitrator on these proceedings. ILC shareholders were denied rescission and reformation of the merger agreement as well as relief on five other claims. They were however granted relief on one count of breach of warranty and awarded damages of 560,257 additional shares of Sunrise Resources, Inc. common stock. This award, valued at $1,891,000, was charged to expense for fiscal 1997. Additionally, certain ILC shareholders were awarded repayment of attorneys' fees payable in the form of 38,818 additional shares of Sunrise Resources, Inc. common stock. This award valued at $131,000 was also charged to expense for fiscal 1997. These proceedings were conducted under the agreement of binding arbitration and therefore no further disputes or settlements with the Company are expected to arise in connection with the merger agreement.

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

Operating Leases. All leases that are not classified as direct financing leases are treated as operating leases. Monthly payments from these leases are recognized as leasing revenue. The Company's cost of the leased equipment is recorded on the balance sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue and depreciation expense for operating leases are recorded evenly over the term of the lease. If the lease is discounted to a financial institution, the related interest expense declines over the term of the lease as the principal is reduced, with the resultant net margin being lower in the early periods of the lease and higher in the later periods.

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

Sunrise Financial Resources, Inc.

The Board of Directors made the determination in fiscal 1996 to discontinue the SFR business. The Company has sold the SFR asset-based lending accounts and one-half of its SFR commercial accounts. Management believes the loan portfolio is reflected at its estimated liquidation value as of June 30, 1997.

Results of Operations for the Three Months Ended June 30, 1997 and 1996

Total revenue increased approximately $455,000 (4.3%) for the three months ended June 30, 1997 as compared to the corresponding period in fiscal 1997. The increase in revenue for the quarter came from a 38% increase in operating lease revenue over the previous quarter. This increase was offset by a 36% decrease in direct financing revenue and a decrease of 33% in equipment sales in the quarter as compared to the first quarter in fiscal 1997.

Total leasing revenues were as follows (dollar amounts in millions):

                                          Three Months
                                          Ended June 30,
                                ------------------------------------
                                    1997                  1996
                                --------------        --------------
                                 Amount    %           Amount    %

   Leasing Revenues:

         Vendor                  $   6.4   69%         $   4.2   53%
         Direct                      2.9   31              3.7   47
                                 -------  ---          -------  ---
              Total              $   9.3  100%         $   7.9  100%
                                 =======  ====         =======  ====

   As a percent of total revenues    83.7%                 74.0%
                                     =====                 =====

Margins from leasing activities (leasing revenue less depreciation and interest expense) were 37.5% and 38.4% for the three months of first quarter fiscal 1997 and fiscal 1996, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases and the extent to which the Company finances leases with internally generated funds. Margins will also be affected by the mix and age of direct finance and operating leases in the current portfolio.

In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to any change in interest rates on borrowed funds supporting the related transactions.

Revenue from equipment sales decreased $829,000 (33.3%) in the first three months of fiscal 1998 compared to the same period in fiscal 1997. This decrease is primarily a result of lower off-lease sales coming from direct customer leasing business. Gross margins on equipment sales were 0.5% in the first quarter of fiscal 1998 as compared to 12.3% for the same period in fiscal 1997. This decrease in gross margins was due to lower than anticipated market values of computer equipment coming off lease. Gross margins will vary depending on the Company's ability to purchase equipment at competitive prices and to negotiate attractive selling prices for such equipment.

Interest income decreased $149,000 (68.2%) in the first three months of fiscal 1998 as compared to the same period in fiscal 1997. This decrease was caused by the liquidation of the SFR loan portfolio which coincided with the Company's decision to discontinue its commercial and asset-based lending services.

Fee income increased $22,000 (33.8%) in the first three months of fiscal 1998 as compared to the same period in fiscal 1997. This increase was due to higher late fees caused by the increased number of leases in the vendor leasing portfolio.

Total costs and expenses increased $872,000 (10.2%) for the first three months of fiscal 1998 as compared to the same period in fiscal 1997. The increase resulted from higher depreciation expense offset by lower costs of equipment sold.

Depreciation expense increased $1,176,000 (37.3%) for the first three months of fiscal 1998 as compared to the same period in fiscal 1997, due to an increase in activity in the vendor leasing programs and the number of vendor equipment operating leases that were added in the first quarter.

Interest expense decreased $219,000 (12.8%) for the first three months of fiscal 1998 as compared to the same period in fiscal 1997. This decrease was caused by the lower overall debt levels quarter to quarter.

Cost of equipment sold decreased $530,000 (24.3%) for the first three months of fiscal 1998 as compared to the same period in fiscal 1997. This decrease was primarily due to decreased sale activity in the direct customer leasing business during the first quarter of fiscal 1997.

Compensation expense increased $183,000 (23.5%) in the first three months of fiscal 1998 as compared to the same period in fiscal 1997, which was due to an increase in commission expense and the addition of some compensation accruals in the first quarter of fiscal 1998.

Other operating expenses increased $213,000 (40.9%) in the first quarter of fiscal 1998 compared to the first quarter in fiscal 1997. The majority of this increase was due to the acceleration of amortization of some capitalized funding expenses.

Income tax provision as a percentage of income before taxes was 48.0% for both the three months ended June 30, 1997 and 1996.

As a result of the foregoing factors, net income decreased $216,000 (19.8%) for the first three months of fiscal 1998 as compared to the corresponding period in fiscal 1997.

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

At June 30, 1997, the Company had total borrowings outstanding of $65.9 million, of which 42.3% were nonrecourse. At March 31, 1997, the Company had total borrowings outstanding of $69.4 million, of which 44.3% were nonrecourse.

As of June 30, 1997, the Company had a total investment in leasing operations of $96.2 million, as compared to $96.0 million at March 31, 1997. The slight increase in investment in leasing operations is due to the increase in the first quarter in new equipment installations and upgrades. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases.

Net cash provided by operating activities was $7.1 million for the first three month period of fiscal 1998. Accounts receivable increased $1.0 million, accounts payable increased by $670,000, and accrued liabilities increased $223,000 due to an increase in the Company's lease portfolio and other business activities. The Company expects to fund future requirements through internally generated funds, as well as borrowings under its lines of credit. The Company also expects to realize additional cash from the future remarketing of leased equipment.

Equipment expenditures of $11.3 million for the first three month period of fiscal 1997 were financed through $7.1 million of cash flows from operations, through the discounting of $1.4 million of noncancelable lease rentals to various financial institutions at fixed rates, through the securitization of leases for $5.5 million, and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

As of June 30, 1997, the Company had available a $25 million line of credit. Of this amount, $12.5 million had been utilized as of June 30, 1997. Advances under the line are collateralized by substantially all of the Company's assets. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements. The Company's line of credit matures September 30, 1997. The Company believes this credit facility will be renewed on term similar to the current facility.

This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As a result of fourth quarter charges for lease and loans losses and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. The lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of August 14, 1997, the Company is in compliance with the revised terms of these agreements.

During the first quarter of fiscal 1998, the Company's Sunrise Leasing Corporation subsidiary entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. The agreement provides for discretionary loan advances up to $5.5 million based on eligible equipment leases. Advances under the agreement are secured by the eligible equipment leases and are repaid over the term, up to 48 months, of such eligible equipment leases with interest at 3.25% above the yield on U.S. Treasury securities of equivalent term. The credit facility is also guaranteed by Sunrise Resources, Inc. In May 1997, the Company borrowed $5.5 million under this credit facility.

Based on its completion of the Securitized Facility and its recent success in obtaining additional discount financing and the commitment of King Management Corporation to assist the Company in meeting its financing requirements, the Company believes that it will be able to finance its anticipated equipment purchasing commitments in fiscal 1998.

Over the past year or more, the Company has continued to monitor several problem leases and loans. While there continue to be several loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs, other than the loan described below, would be material or that they would create new covenant violations on current credit facilities or otherwise limit or reduce the Company's access to credit. During fiscal 1997, a lessee, which has a lease and loan agreement with remaining investment totaling $9,500,000, did not fulfill its commitments in an already restructured lease and loan agreement by failing to increase its monthly payments from $159,000 to $199,000 in November, 1996. The lessee has not paid the incremental monthly rent of $40,000 despite demand and is currently in default. As a result of this default and the lessee's request to restructure its payments, management recorded a reserve of $3,161,000 against this transaction in the fourth quarter of fiscal 1997. However, any restructuring is subject to the approval of a federal government agency and the Company's claims against the assets and collateral may be subject to prior claims of the federal government. As a result, the remaining $6,300,000 of net book value is significantly undercollateralized. While the Company believes the lessee will continue to make the $159,000 monthly payments in fiscal 1998 and that certain loan and lease guarantees are valid, if the lessee ceases making any payments and the Company is unsuccessful in asserting its claims under the guarantees, the Company would be required to write off the remaining lease and loan balance. This would have a materially adverse affect on the Company's financial statements and its future cash flow would be reduced by the monthly payments for the total remaining amount of the agreement. The lessee has made the $159,000 monthly payments through August 1997.

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

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing programs. As of June 30, 1997, the Company has only two significant vendor leasing programs and has signed agreements for ten other vendor leasing programs. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely several loans and a material lease, including a significant casino loan and lease currently in default, as to which the Company has a book value of $6.3 million and a remaining investment of $9.5 million. There is no assurance that such loans or such lease will not go into default or that they are adequately secured. Any future losses on such loans and lease incurred in excess of the Company's reserves would likely materially affect the Company's future earnings and cash flows, and will cause the Company to be in violation of one or more of its covenants under its credit agreements with its financing sources.

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

Major Customers/Vendors. Total investments in leases and loans receivables to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $25,755,000 or 26.8% of the portfolio as of June 30, 1997. Defaults by such customers would result in a significant loss to the Company, to the extent such amounts are not already reserved. In addition, as these leases and loans are funded internally or through recourse financing, the Company would be obligated to repay the remaining principal balance to the financial institution out of internally generated funds while receiving no cash payments from the lessee/borrower which would result in a significant reduction in cash flow.

In addition, 52.5% of the Company's total leasing revenue for the period ended June 30,1997 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. If the Company is unable to replace this business, the Company's future financial results could be materially and adversely affected.

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

PART II-OTHER INFORMATION

-------------------------------------------------------------------------------


ITEM 1. Legal Proceedings - The arbitration proceeding between the Company and the former shareholders of ILC regarding the February 1995 merger of ILC and the Company was resolved during the quarter ended June 30, 1997. See Note 6 to Financial Statements at Part I, Item 1 above.

ITEM 2. Changes in Securities - The following securities were issued by the Company during the quarter ended June 30, 1997:

         (a)      Pursuant  to an  Agreement  dated  June  16,  1997  among  the
                  Company, The King Management Corporation, and Peter King, Chairman of the Company, the Company issued Mr. King as of June 16, 1997, in connection with Mr. King becoming an employee of the Company, (i) a five-year nonqualified stock option to purchase 270,753 shares of the Company's Common Stock at $3.125 per share, which option is immediately exercisable, and (ii) a five-year nonqualified stock option to purchase 270,753 shares of the Company's Common Stock at $3.125 per share, which option will become exercisable on June 16, 2001 if Mr. King is still employed by the Company; provided, however, that the vesting of such option will be accelerated if certain conditions are met. Such options were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act.

         (b) The Company issued 560,257 shares of Common Stock to three shareholders of The P.J. King Companies, Inc. d/b/a/ International Leasing Corporation ("ILC Shareholders") as of June 25, 1997 pursuant to an arbitration award in connection with the arbitration proceedings against the Company relating to the February 1995 merger of the Company with ILC. In addition, the Company issued 38,818 shares of Common Stock to the ILC Shareholders pursuant to the arbitration award as repayment for the attorneys' fees. See Note 6 to the Financial Statements in Part I, Item 1 above. Such shares were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act.


ITEM 3.  Defaults on Senior Securities - See Note 5 to Financial  Statements  at
         Part I, Item 1, above.

ITEM 4.  Submission of Matters to a Vote of Security Holders - NONE

ITEM 5.  Other Information - NONE

ITEM 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  See Exhibit Index immediately following the signature page.

         b.       Form 8-K

                  There have been no Current Reports on form 8-K filed on behalf of the Company during the quarter ended June 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SUNRISE RESOURCES, INC.



Date:   August 14, 1997           By: /s/ Errol Carlstrom
                                  Errol Carlstrom, President and Chief Executive
                                  Officer (principal executive officer)




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
For the quarter ended

June 30, 1997



                             SUNRISE RESOURCES, INC.


      Exhibit
      Number                                           Description

    3.1        Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995
    3.2        Restated Bylaws--incorporated by reference to Exhibit 3.2
                 to the Company's Registration Statement on Form S-18,
                 Reg. No. 33-42477C.
    4.1        Specimen of Common Stock Certificate--incorporated by
                 reference to Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-18, Reg.
                 No. 33-42477C.
   10.1        The  Company's  1991 Stock  Option  Plan--As  amended
                 through February 1995.
   11.1        Per Share Earnings Computations
   27.0        Financial Data Schedule (filed with electronic version only)