Form 10-Q
period 1997-09-30
SUNRISE RESOURCES INC\MN
filed 1997-11-13
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                 Commission File Number
 September 30, 1997                                              0-19516


                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


   DELAWARE                                                     41-1632858
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

                            SUNRISE RESOURCES, INC.
(Former name, former address and former fiscal year, if changed since last report)

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

    7,787,796 shares of Common Stock, $.01 par value as of November 12, 1997.

PART I - FINANCIAL INFORMATION

Item 1.  Financial   Statements  Included  herein  is  the  following  unaudited financial information:

     Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997.

     Consolidated Statements of Operations for three month and six month periods ended September 30, 1997 and 1996.

     Consolidated Statements of Cash Flows for the six month periods ended September 30, 1997 and 1996.

     Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     September 30,            March 31,
                                                                                          1997                 1997
                                                                                    ---------------     ---------------
                                                                                       (Unaudited)
ASSETS
   Cash and cash equivalents                                                        $     2,386,000    $      2,191,000
   Accounts receivable, less allowance for doubtful accounts
     of $352,000 and $494,000                                                             1,714,000           1,928,000
   Income taxes receivable                                                                       --           1,245,000
   Inventory held for sale                                                                  523,000             388,000
   Loans receivable, less allowance for possible losses of $3,461,000
     and $3,401,000                                                                       5,567,000           7,503,000

   Investment in leasing operations:
     Direct financing leases                                                             37,099,000          46,759,000
     Operating leases, less accumulated depreciation of
       $25,022,000 and $22,973,000                                                       44,807,000          42,211,000
     Equipment held for lease                                                             8,910,000           6,435,000
      Initial direct costs                                                                  495,000             590,000
                                                                                    ---------------    ----------------
       Total investment in leasing operations                                            91,310,000          95,995,000
                                                                                    ---------------    ----------------
   Furniture and fixtures, less accumulated depreciation
     of $617,000 and $535,000                                                               382,000             411,000
   Other assets                                                                           1,261,000           1,498,000
                                                                                    ---------------    ----------------
       Total Assets                                                                $    103,144,000    $    111,159,000
                                                                                   ================    ================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Notes payable                                                                  $    20,196,000    $     13,329,000
     Securitized borrowings                                                               9,168,000          15,481,000
     Recourse participations in loans receivable                                             35,000             435,000
     Discounted lease rentals                                                            32,412,000          40,198,000
                                                                                    ---------------    ----------------
       Total financing arrangements                                                      61,811,000          69,443,000
                                                                                    ---------------    ----------------
Accounts payable                                                                          4,401,000           6,808,000
   Accrued liabilities                                                                    3,318,000           6,252,000
   Accrued income taxes                                                                   1,100,000                  --
   Deferred tax liability                                                                 1,899,000           1,899,000
                                                                                    ---------------    ----------------
       Total Liabilities                                                                 72,529,000          84,402,000
                                                                                    ---------------    ----------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000
     shares authorized, 7,788,000 and 7,189,000
     shares issued and outstanding, respectively                                             78,000              72,000
   Capital stock, undesignated, $.01 par value,
     2,500,000 shares authorized, none issued or outstanding                                     --                  --
   Additional paid-in capital                                                            27,617,000          25,601,000
   Retained earnings                                                                      2,920,000           1,084,000
                                                                                    ---------------      --------------
       Total Shareholders' Equity                                                        30,615,000          26,757,000
                                                                                    ---------------      --------------
       Total Liabilities and Shareholders' Equity                                  $    103,144,000     $   111,159,000
                                                                                   ================     ===============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months                           Six Months
                                                 Ended September 30,                    Ended September 30,
                                            ---------------------------------       ----------------------------------
                                                   1997               1996               1997                1996
                                            -----------------   -------------       ---------------    ---------------
REVENUES
   Operating leases                          $     8,316,000    $     6,142,000     $    16,236,000    $    11,866,000
   Direct financing leases                         1,288,000          2,046,000           2,678,000          4,221,000
   Equipment sales                                 1,763,000          2,314,000           3,420,000          4,801,000
   Interest Income                                    67,000            178,000             137,000            397,000
   Fee income                                        195,000             58,000             282,000            123,000
                                             ---------------    ---------------     ---------------    ---------------
     Total Revenues                               11,628,000         10,738,000          22,753,000         21,408,000
                                             ---------------    ---------------     ---------------    ---------------
COSTS AND EXPENSES
   Depreciation                                    4,621,000          3,682,000           8,953,000          6,838,000
   Interest                                        1,395,000          1,603,000           2,886,000          3,313,000
   Provision for lease and loan losses               345,000            205,000             615,000            426,000
   Cost of equipment sold                          1,807,000          1,885,000           3,457,000          4,065,000
   Compensation expense                              872,000          1,003,000           1,836,000          1,784,000
   Other operating expenses                          745,000            580,000           1,479,000          1,101,000
                                             ---------------    ---------------     ---------------    ---------------
     Total Costs and Expenses                      9,785,000          8,958,000          19,226,000         17,527,000
                                             ---------------    ---------------     ---------------    ---------------
INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                                1,843,000          1,780,000           3,527,000          3,881,000

PROVISION FOR INCOME TAXES                           885,000            854,000           1,692,000          1,862,000
                                             ---------------    ---------------     ---------------    ---------------

NET INCOME                                   $       958,000    $       926,000     $     1,835,000     $    2,019,000
                                             ===============    ===============     ===============    ===============
NET INCOME PER COMMON
   AND COMMON
   EQUIVALENT SHARE                          $         0.12     $          0.13     $          0.24    $          0.28
                                             ==============     ===============     ===============     ==============
WEIGHTED AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING                              7,856,000          7,222,000           7,586,000          7,202,000
                                             ===============    ===============     ===============    ===============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                Six Months
                                                                                            Ended September 30,
                                                                                    -----------------------------------
                                                                                        1997                   1996
                                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $     1,835,000     $     2,019,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                                     615,000             410,000
    Depreciation and amortization                                                         9,358,000           6,860,000
    Change in operating assets and liabilities:
        Accounts receivable                                                                 (41,000)           (499,000)
        Income taxes receivable                                                           1,245,000           1,157,000
        Other assets                                                                         98,000             145,000
        Inventory held for sale                                                            (135,000)             15,000
        Accounts payable                                                                 (2,407,000)          4,409,000
        Accrued liabilities                                                                (912,000)            209,000
        Accrued income taxes                                                              1,100,000             731,000
                                                                                    ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                                 10,756,000          15,456,000
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease                                                     (18,666,000)        (22,364,000)
    Principal portion of direct financing leases collected                               13,914,000          13,228,000
    Investment in loans receivable                                                               --          (1,221,000)
    Principal portion of loans receivable collected                                       1,876,000           3,875,000
    Purchase of furniture and fixtures                                                      (52,000)            (19,000)
                                                                                    ----------------    ---------------
           NET CASH USED IN INVESTING ACTIVITIES                                         (2,928,000)         (6,501,000)
                                                                                    ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                                                          22,999,000           9,700,000
    Payments on notes payable                                                           (16,132,000)         (3,413,000)
    Payments on securitized borrowings                                                   (6,313,000)                 --
    Proceeds from discounted lease financing                                              4,492,000           4,339,000
Payments on discounted lease financing                                                  (12,278,000)        (13,962,000)
    Payments on participations in loans receivable                                         (401,000)         (2,880,000)
    Payments on note payable to King Holding Corporation                                         --          (2,534,000)
                                                                                    ---------------     ---------------
           NET CASH USED IN FINANCING
              ACTIVITIES                                                                 (7,633,000)         (8,750,000)
                                                                                    ----------------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   195,000             205,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,191,000           1,629,000
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     2,386,000     $     1,834,000
                                                                                    ===============     ===============
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                                         1,621,000           1,819,000
    Income taxes paid (received)                                                           (700,000)              7,000
    Stock issued in arbitration settlement (See Note 6)                                   2,022,000                  --

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 and 1996 (Unaudited)
--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of September 30, 1997 and March 31, 1997 and the results of operations and cash flows for the three and six months ended September 30, 1997 and 1996. All such adjustments are of a normal and recurring nature.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning April 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 48% for the three and six month period ended September 30, 1997, and 48% for the three and six month periods ended September 30, 1996.

3.   LOANS RECEIVABLE

     Loans by Collateral Type
     The composition of the loans receivable portfolio by collateral type was as follows:

                                                                                     September 30,     March 31,
                                                                                         1997                1997
                                                                                    ---------------    ----------
     Commercial loans, collateralized primarily by receivables                      $            --    $       161,000
     Commercial loans, collateralized by equipment, marketable
       securities and other                                                               4,409,000          5,163,000
     Real estate loans                                                                      350,000          1,038,000
     Non-accrual loans                                                                    4,633,000          5,475,000
     Non-recourse participations                                                           (300,000)          (867,000)
                                                                                    ---------------    ---------------
                                                                                          9,092,000         10,970,000
     Less:
       Allowance for possible loan losses                                                (3,461,000)        (3,401,000)
       Unearned fees from loan origination                                                  (64,000)           (66,000)
                                                                                    ---------------    ---------------
                                                                                    $     5,567,000    $     7,503,000
                                                                                    ===============    ===============

     Loan Portfolio Activity and Allowance for Possible Loan Losses

     As of September 30, 1997 and March 31, 1997, the Company's recorded investment in impaired and other loans and the related valuation allowances was as follows:

                                                     September 30, 1997                       March 31, 1997
                                            ------------------------------------    ----------------------------------
                                                 Recorded           Valuation          Recorded            Valuation
                                                Investment          Allowance         Investment           Allowance
                                            -----------------   ---------------     --------------     ---------------
     Impaired loans -
       Nonaccrual                           $      4,409,000    $    3,236,000      $     5,250,000    $     3,176,000
       Other                                         225,000           225,000              225,000            225,000
     Performing loans                              4,758,000                --            6,362,000                 --
     Nonrecourse participations                     (300,000)               --             (867,000)                --
                                            -----------------   --------------      ----------------   ---------------
                                            $      9,092,000    $    3,461,000      $    10,970,000    $     3,401,000
                                             ===============     =============       ==============     ==============

     The activity in the allowance for possible loan losses during the three and six months ended September 30, 1997 and 1996 was as follows:

                                                          Three Months                      Six Months
                                                     Ended September 30,                 Ended September 30,
                                                 ------------------------------     ------------------------------
                                                   1997                1996           1997                1996
                                                 -----------       -------------    ------------     -------------
         Balance, beginning of period            $3,431,000         $2,803,000      $3,401,000        $2,773,000
         Provisions for loan losses                  30,000             34,000          60,000            64,000
         Write-offs                                      --                 --              --                --
                                                 ------------      -------------    ------------     -----------
         Balance, end of period                  $3,461,000         $2,760,000      $3,461,000        $2,760,000
                                                 ============      =============    ============     ===========

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:

                                          September 30,         March 31,
                                              1997                1997
                                         ---------------    ---------------

         Non-recourse                    $    26,309,000    $    30,761,000
         Recourse                              6,103,000          9,437,000
                                         ---------------    ---------------
                                         $    32,412,000    $    40,198,000
                                         ===============    ===============

5.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $25.0 million at September 30, 1997. The loan balance outstanding as of quarter end was $15.4 million. Advances under the line bear interest at prime, and are collateralized by substantially all otherwise unsecured assets of the Company. This line of credit facility matured on September 30, 1997 and was renewed under identical terms for another twelve-month period ending September 30, 1998.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As a result of charges taken in the fourth quarter of fiscal year 1997 for lease and loan losses and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. With the assistance of King Management Corporation, the lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of September 30, 1997, the Company is in compliance with the revised terms of these agreements.

     Term Loan

     On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a term loan with National City Bank of Minneapolis. This term loan is secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's bank line of credit. As of September 30, 1997 the outstanding balance on this loan was $4.8 million.

     Securitization

     On October 31, 1996, the Company, Sunrise Leasing Corporation ("Sunrise Leasing") and Sunrise Funding Corporation I (a newly formed wholly-owned special purpose subsidiary of Sunrise Leasing)("Sunrise Funding"), entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by Sunrise Funding to private institutional investors. Dougherty Dawkins, Inc. is an investment banking firm of which a former director of the Company is Vice Chairman. The notes are secured by certain leases contributed to Sunrise Funding by Sunrise Leasing. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000 and subsequent advance of $7.0 million was funded on January 31, 1997.

6.   COMMITMENTS AND CONTINGENCIES

     Litigation

     On June 17, 1997, a decision was released by the arbitrator on these proceedings against the Company relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) ("ILC"). ILC shareholders were denied rescission and reformation of the merger agreement as well as relief on five other claims. They were however granted relief on one count of breach of warranty and awarded damages of 560,257 additional shares of Sunrise International Leasing Corporation common stock. This award, valued at $1,891,000, was charged as an expense for fiscal 1997. Additionally, certain ILC shareholders were awarded repayment of attorneys' fees payable in the form of 38,818 additional shares of Sunrise International Leasing Corporation common stock. This award valued at $131,000 was also charged as an expense for fiscal 1997. These proceedings were conducted under an agreement of binding arbitration and therefore no further disputes or settlements with the Company are expected to arise in connection with the merger agreement.

7.    RELATED PARTY

     Employment Agreement

     On June 16, 1997, the Company entered into an agreement (the "Agreement") with Peter J. King and The King Management Corporation ("King Management"), a corporation which is controlled by Mr. King, whereby Mr. King would become Chairman of the Board and an employee of the Company and whereby Mr. King and King Management would provide certain services for the Company. The term of the agreement is from June 16, 1997 through June 15, 1999 and entitles Mr. King to receive a salary of $10,000 per month for his services as a director and employee of the Company. In addition, Mr. King received
     (i) a five-year option to purchase 270,753 shares of the Company's Common Stock at $3.375 per share, which option is immediately exercisable, and
     (ii) a five-year option to purchase 270,753 shares of the Company's Common Stock at $3.375 per share, which option will become exercisable on June 16, 2001 if Mr. King is still employed by the Company; provided, however, that the vesting of such option will be accelerated prior to June 16, 1999 if certain conditions are met.

     Also pursuant to this agreement with Peter J. King and King Management, King Management will provide subordinated debt financing, direct financing and/or other financial assistance to the Company for a period of two years in consideration of King Management's right to participate as lessor to the extent of 25% of certain higher-risk vendor leasing programs and risk pools and to the extent of 15% of all other vendor leasing programs of the Company.

     As of September 30, 1997, King Management had under this agreement purchased 62 leases with a cost of $1,388,000. Had these leases been recorded on the Company's books, $95,000 of additional revenue would have been recognized for the three months ended September 30, 1997.

8.   SUBSEQUENT EVENT

     On October 17, 1997, Sunrise Resources, Inc. merged with and into a newly-formed Delaware subsidiary named Sunrise International Leasing Corporation, thereby changing the Company's state of incorporation to Delaware and the Company's name to Sunrise International Leasing Corporation.

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

Fee Income. Fee income consists principally of fees earned for arranging leases between unrelated parties. These fees are recognized at the closing of such transactions. At lease termination, the Company may also be entitled to additional fee income equal to a portion of the net proceeds from a subsequent lease or sale of the equipment. The Company's portion of such net proceeds, if any, is reported as fee income at the time of the subsequent lease or sale of the equipment.

Interest Income. Interest income is accrued on unimpaired loans receivable under the effective interest method. Interest income is not recognized on loans which have been identified by the Company as impaired.

Sunrise Financial Resources, Inc.

The Board of Directors made the determination in fiscal 1996 to discontinue the SFR business. The Company has sold the SFR asset-based lending accounts and one-half of its SFR commercial accounts. Management believes the loan portfolio is reflected at its estimated liquidation value as of September 30, 1997.

Results of Operations for the Three and Six Months Ended September 30, 1997 and 1996

Total revenue from leasing activity increased approximately $1.4 million (17.3%) and $2.8 million (17.6%) for the three and six-month periods ended September 30, 1997, as compared to the corresponding periods in fiscal 1997. The majority of the revenue increase came from a $2.2 million (35.4%) and a $4.4 million (36.2%) increase in operating lease revenue for the three and six-month periods ended September 30, 1997, as compared to the previous fiscal year. The increase in operating lease revenues was offset by a decrease in direct financing lease revenue of $758,000 (37.0%) and $1.5 million (36.6%) for the three and six-month periods ended September 30, 1997, as compared to the corresponding periods in fiscal 1997. The increase in operating lease revenue and the decrease in direct finance revenue are a result of the Company's continuing effort to expand and focus on the vendor leasing business. Operating lease revenue was, and will continue to be, affected by King Management's right to participate as lessor to the extent of 15% or 25% of the Company's vendor lease programs. See Note 7 to Consolidated Financial Statements.

Total leasing revenues were as follows (dollar amounts in millions):

                                                   Three Months                              Six Months
                                                Ended September 30,                      Ended September 30,
                                            ---------------------------------      ---------------------------------
                                                 1997             1996                  1997              1996
                                            ---------------   ---------------      ---------------   ---------------
                                            Amount    %       Amount    %            Amount    %      Amount      %
                                            ---------------   ---------------      ---------------   ---------------

   Leasing Revenues:
         Vendor                             $   6.8   71%     $  4.7    57%         $  13.2   70%    $   8.9     55%
         Direct                                 2.8   29         3.5    43              5.7   30         7.2     45
                                            -------  ------   ------   -----        -------  ----    -------   -----
              Total                         $   9.6  100%     $  8.2   100%         $  18.9  100%    $  16.1    100%
                                            =======  ====     ======   ====         =======  ====    =======    ====

   As a percent of total revenues              82.6%            76.2%               83.1%              75.1%
                                               =====            =====               =====              =====

Margins from leasing activities (leasing revenue less depreciation and interest expense) were 37.3% and 37.4% and 35.5% and 36.9% for the three and six month periods of fiscal 1998 and fiscal 1997, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases and the extent to which the Company finances leases with internally generated funds. Margins will also be affected by the mix and age of direct finance and operating leases in the current portfolio.

In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to any change in interest rates on borrowed funds supporting the related transactions.

Revenue from equipment sales decreased $551,000 (23.8%) and $1.4 million (28.8%) for the three and six month periods ended September 30, 1997. This decrease is primarily a result of lower off-lease sales from the direct customer leasing business. The gross margins of this activity were (1.0%) and (1.1%) of sales revenue for the three and six month periods of fiscal 1998, compared to 18.5% and 15.3% for the corresponding period in fiscal 1997. This decrease in gross margins was specifically attributable to one vendor program which experienced off-lease sale losses during the period. Gross margins will vary depending on the Company's ability to purchase equipment at competitive prices and to negotiate attractive selling prices for such equipment.

Interest income decreased $111,000 (62.4%) and $260,000 (65.5%) for the three and six month periods of fiscal 1998 as compared to the corresponding period in fiscal 1997. This decrease was caused by the continuing liquidation of the SFR loan portfolio which coincided with the Company's decision to discontinue its commercial and asset-based lending services.

Fee income increased $137,000 (236.2%) and $159,000 (129.3%) for the three and six month periods of fiscal 1998 as compared to the same period in fiscal 1997. This increase is due to the additional servicing fees received on the securitization that began on November 1, 1996.

Total costs and expenses increased $827,000 (9.2%) and $1.7 million (9.7%) for the three and six month periods of fiscal 1998 as compared to the corresponding period in fiscal 1997.

Depreciation expense for the three and six month period ended September 30, 1997 increased $939,000 (25.5%) and $2,115,000 (30.1%) over the same period in fiscal 1997. This increase was due to an increase in vendor equipment leases as depicted in the above table, the majority of which are operating leases.

Interest expense decreased $208,000 (13.0%) and $427,000 (12.9%) for the three and six month periods of fiscal 1998 as compared to the corresponding period in fiscal 1997. This decrease in interest expense is due to the reduction in interest expense from discounted leases.

Cost of equipment sold decreased $78,000 (4.1%) and $608,000 (15.0%) for the three and six month periods of fiscal 1998 as compared to the corresponding period in fiscal 1997. This decrease was primarily due to decreased sale activity in the direct leasing business during the first six months of fiscal 1998.

Compensation expense decreased $131,000 (13.1%) for the three months ended September 30, 1997 as compared to the same period in fiscal 1997. Compensation expense for the six month period ended September 30, 1997 showed a $52,000 (2.9%) increase over the previous fiscal year. These fluctuations are due to slightly higher compensation for the six-month period in fiscal 1998 and the timing of certain accruals.

Other operating expense increased $165,000 (28.4%) and $378,000 (34.3%) for the three and six month periods ended September 30, 1997, as compared to the previous periods in fiscal 1997. The majority of this increase was due to the acceleration of amortization of some capitalized funding expenses.

Income tax provision as a percentage of income before taxes was 48.0% for both the three and six month periods ended September 30, 1997 and 1996.

Liquidity and Capital Resources

General

In the leasing business the Company uses a combination of its credit lines, other financing sources and internally generated cash flows to finance, on an interim basis, and the acquisition of equipment for lease. Generally, upon commencement of an end-user lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company finances a substantial portion of the equipment cost on a long-term basis and attempts to limit its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the credit lines. An increasing percentage of leases and loans originated since fiscal 1995 were required to be funded by recourse obligations. In this type of financing, the Company assumes the entire risk on its investment in the loan or equipment.

At September 30, 1997, the Company had total borrowings outstanding of $61.3 million, of which 42.6% were nonrecourse. At March 31, 1997, the Company had total borrowings outstanding of $69.4 million, of which 44.3% were nonrecourse.

As of September 30, 1997, the Company had a total investment in leasing operations of $91.3 million, as compared to $96.0 million at March 31, 1997. The slight decrease in investment in leasing operations is due to the decrease in direct finance leases as a result of the reduction of the direct customer leases. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases.

Net cash  provided  by  operating  activities  was $10.8  million  for the first six-month period of fiscal 1998. Increases in depreciation and amortization, which were due to increases in the Company's operating lease portfolio, offset decreases of $2.4 million in accounts payable and $912,000 in accrued liabilities. The Company expects to fund future requirements through internally generated funds, as well as borrowings under its lines of credit. The Company also expects to realize additional cash from the future remarketing of leased equipment.

Equipment expenditures of $18.7 million for the first six month period of fiscal 1998 were financed through $10.8 million of cash flows from operations, through the discounting of $5.5 million of noncancelable lease rentals to various financial institutions at fixed rates and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

As of September 30, 1997, the Company had available a $25 million line of credit. Of this amount, $15.4 million had been utilized as of September 30, 1997. Advances under the line are collateralized by substantially all of the Company's assets. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements. The Company's line of credit matured as of September 30, 1997 and was renewed under identical terms for another twelve month period ending September 30, 1998.

This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As a result of fourth quarter charges for lease and loans losses and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. The lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of November 12, 1997, the Company is in compliance with the revised terms of these agreements.

During the first quarter of fiscal 1998, the Company's Sunrise Leasing Corporation subsidiary entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. The agreement provides for discretionary loan advances up to $5.5 million based on eligible equipment leases. Advances under the agreement are secured by the eligible equipment leases and are repaid over the term, up to 48 months, of such eligible equipment leases with interest at 3.25% above the yield on U.S. Treasury securities of equivalent term. The credit facility is also guaranteed by Sunrise International Leasing Corporation. In May 1997, the Company borrowed $5.5 million under this credit facility, and $4.8 million remains outstanding as of September 30, 1997.

Based on its projected cash flow from operations, completion of the Securitized Facility and its recent success in obtaining additional discount financing and the commitment of King Management Corporation to assist the Company in meeting its financing requirements, the Company believes that it will be able to finance its anticipated equipment purchasing commitments in fiscal 1998.

Over the past year or more, the Company has continued to monitor several problem leases and loans. While there continue to be several loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs, other than the loan described below, would be material, or that they would create new covenant violations on current credit facilities or otherwise limit or reduce the Company's access to credit. During fiscal 1997, a lessee, which has a lease and loan agreement with remaining investment totaling $8.3 million, did not fulfill its commitments in an already restructured lease and loan agreement by failing to increase its monthly payments from $159,000 to $199,000 in November, 1996. The lessee has not paid the incremental monthly rent of $40,000 despite demand and is currently in default. As a result of this default and the lessee's request to restructure its payments, management recorded a reserve of $3,161,000 against this transaction in the fourth quarter of fiscal 1997. Any restructuring is subject to the approval of a federal government agency and the Company's claims against the assets and collateral may be subject to prior claims of the federal government. As a result, the remaining $5.1 million of net book value as of September 30, 1997 is significantly undercollateralized. While the Company believes the lessee will continue to make the $159,000 monthly payments in fiscal 1998 and that certain loan and lease guarantees are valid, if the lessee ceases making any payments and the Company is unsuccessful in asserting its claims under the guarantees, the Company would be required to write off the remaining lease and loan balance which as of September 30, 1997 was $5.1 million. This would have a materially adverse affect on the Company's financial statements and its future cash flow would be reduced by the monthly payments for the total remaining amount of the agreement. The lessee has made the $159,000 monthly payments through October 1997.

Outlook

The statements contained in this Outlook section are based on current expectations. Certain of these statements are forward looking and actual results may differ materially. The forward looking statements contained in this Outlook, in particular the statements regarding growth of the Company's vendor leasing business, the Company's ability to finance its business, and management's belief that any future loan or lease write-off will not be material, involve a number of risks and uncertainties in addition to the factors discussed above which could cause actual results to differ from those projected, including the following:

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

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing programs. As of September 30, 1997, the Company has only two significant vendor leasing programs and has signed agreements for ten other vendor leasing programs. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely several loans and a material lease, including a significant casino loan and lease currently in default, as to which the Company has a book value of $5.1 million as of September 30, 1997 and a remaining investment of $8.3 million. There is no assurance that such loans or such lease will not go into default or that they are adequately secured. Any future losses on such loans and lease incurred in excess of the Company's reserves would likely materially affect the Company's future earnings and cash flows, and will cause the Company to be in violation of one or more of its covenants under its credit agreements with its financing sources.

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

Major Customers/Vendors. Total investments in leases and loans receivables to customers considered highly leveraged or with cash flows from operations inadequate to service existing obligations were $25,755,000 or 26.8% of the portfolio as of September 30, 1997. Defaults by such customers would result in a significant loss to the Company, to the extent such amounts are not already reserved. In addition, as these leases and loans are funded internally or through recourse financing, the Company would be obligated to repay the remaining principal balance to the financial institution out of internally generated funds while receiving no cash payments from the lessee/borrower which would result in a significant reduction in cash flow.

In addition, 53.2% of the Company's total leasing revenue for the period ended September 30,1997 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. However, if the Company were unable to replace this lost business, the Company's future financial results could be materially and adversely affected.

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

PART II-OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. Legal Proceedings - None.

ITEM 2. Changes in Securities - None.

ITEM 3.  Defaults on Senior  Securities - See Note 5 to Financial  Statements at
         Part I, Item 1, above.

ITEM 4. Submission of Matters to a Vote of Security Holders - None.

ITEM 5. Other Information

          Merger

          On October 17, 1997 Sunrise Resources, Inc. merged with and into Sunrise International Leasing Corporation, a newly formed subsidiary of the Company incorporated under the laws of the State of Delaware. As a result of the merger, the Company's state of incorporation has effectively been changed to Delaware, and the Company's name has been changed to Sunrise International Leasing Corporation. The merger was approved by the Company's shareholders at a meeting on October 17, 1997.

          Change of Accountants

          Effective November 12, 1997, Arthur Andersen LLP ("AA") was dismissed. The Company has engaged Deloitte & Touche LLP ("D&T") as the Company's independent public accountants.

          During the Company's two most recent fiscal years and the subsequent interim period through November 12, 1997, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to AA's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit reports of AA on the consolidated financial statements of the Company as of March 31, 1997 and 1996 and for the three years ended March 31, 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the Company's two most recent fiscal years and the subsequent interim period through November 12, 1997, neither the Company nor anyone on its behalf consulted D&T regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, in connection with which any written report or oral advice was provided by D&T to the Company which was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Regulation S-K Item 304(a)(1)).

          The Company's decision to change independent public accountants was recommended by the Company's Board of Directors on October 17, 1997.

ITEM 6. Exhibits and Reports on Form 8-K.

          a.   Exhibits

               See Exhibit Index immediately following the signature page.

          b.   Form 8-K

               There have been no Current Reports on Form 8-K filed on behalf of the Company during the quarter ended September 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUNRISE INTERNATIONAL LEASING CORPORATION



Date:   November 12, 1997        By: /s/ Errol Carlstrom
                                  Errol Carlstrom, President and Chief Executive Officer (principal executive officer)




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



                                   By: /s/ Paul R. Wotta
                                    Paul R. Wotta
                                    Controller (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
September 30, 1997


                    SUNRISE INTERNATIONAL LEASING CORPORATION


      Exhibit
      Number                                           Description

        3.1              Certificate of Incorporation
        3.2              Bylaws
        4.1              Specimen of Common Stock Certificate
       10.1*             Agreement dated June 16, 1997 among the Company, Peter
                         J. King and The King Management Corporation
       10.2* Nonqualified Stock Option Agreement dated June 18, 1997 between the Company and Peter J. King (accelerated vesting upon performance)
       10.3* Nonqualified Stock Option Agreement dated June 18, 1997 between the Company and Peter J. King (fully vested)
       11.1              Per Share Earnings Computations
       16.0              Letter from Arthur Andersen LLP
       27.0 Financial Data Schedule (filed with electronic version only)

*  Management contract or other compensation plan