Form 10-Q
period 1997-12-31
SUNRISE INTERNATIONAL LEASING CORP
filed 1998-01-30
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For the Quarter Ended                            Commission File Number
          December 31, 1997                                       0-19516


                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       41-1632858
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

    7,787,796 shares of Common Stock,  $.01 par value as of January 30, 1998.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
          Included herein is the following unaudited financial information:

          Consolidated  Balance  Sheets as of  December  31,  1997 and March 31,
          1997.

          Consolidated Statements of Operations for three month and nine month periods ended December 31, 1997 and 1996.

          Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1997 and 1996.

          Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                        December 31,     March 31,
                                                                            1997           1997
                                                                        ------------   ------------
                                                                        (Unaudited)
ASSETS
   Cash and cash equivalents                                            $  1,748,000   $  2,191,000
   Accounts receivable, less
     allowance for doubtful accounts
     of $286,000 and $494,000                                              2,282,000      1,928,000
   Income taxes receivable                                                      --        1,245,000
   Inventory held for sale                                                   239,000        388,000
   Loans receivable, less allowance
     for possible losses of $995,000
     and $3,401,000                                                        4,520,000      7,503,000

   Investment in leasing operations:
     Direct financing leases                                              32,294,000     46,759,000
     Operating leases, less accumulated depreciation of
       $25,822,000 and $22,973,000                                        51,297,000     42,211,000
     Equipment held for lease                                              3,879,000      6,435,000
      Initial direct costs                                                   549,000        590,000
                                                                        ------------   ------------
       Total investment in leasing operations                             88,019,000     95,995,000
                                                                        ------------   ------------
   Furniture and fixtures, less accumulated
     depreciation of $662,000 and $535,000                                   381,000        411,000
   Other assets                                                            3,270,000      1,498,000
                                                                        ------------   ------------
       Total Assets                                                     $100,459,000   $111,159,000
                                                                        ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Notes payable                                                      $ 20,270,000   $ 13,329,000
     Securitized borrowings                                                6,217,000     15,481,000
     Recourse participations in loans receivable                                --          435,000
     Discounted lease rentals                                             31,215,000     40,198,000
                                                                        ------------   ------------
       Total financing arrangements                                       57,702,000     69,443,000
                                                                        ------------   ------------
Accounts payable                                                           4,199,000      6,808,000
   Accrued liabilities                                                     3,334,000      6,252,000
   Accrued income taxes                                                    1,849,000           --
   Deferred tax liability                                                  1,899,000      1,899,000
                                                                        ------------   ------------
       Total Liabilities                                                  68,983,000     84,402,000
                                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000
     shares authorized, 7,788,000 and 7,189,000
     shares issued and outstanding, respectively                              78,000         72,000
   Capital stock, undesignated, $.01 par value,
     2,500,000 shares authorized, none issued or outstanding                    --             --
   Additional paid-in capital                                             27,643,000     25,601,000
   Retained earnings                                                       3,755,000      1,084,000
                                                                        ------------   ------------
       Total Shareholders' Equity                                         31,476,000     26,757,000
                                                                        ------------   ------------
       Total Liabilities and Shareholders' Equity                       $100,459,000   $111,159,000
                                                                        ============   ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months              Nine Months
                                             Ended December 31,         Ended December 31,
                                         -------------------------   -------------------------
                                            1997           1996         1997          1996
                                         -----------   -----------   -----------   -----------

REVENUES
   Operating leases                      $ 8,826,000   $ 7,205,000   $25,062,000   $19,071,000
   Direct financing leases                 1,134,000     1,790,000     3,811,000     6,011,000
   Equipment sales                         3,338,000     2,067,000     6,759,000     6,868,000
   Interest income                            46,000       168,000       183,000       565,000
   Fee income                                168,000        64,000       450,000       187,000
                                         -----------   -----------   -----------   -----------
     Total Revenues                       13,512,000    11,294,000    36,265,000    32,702,000
                                         -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Depreciation                            5,246,000     4,066,000    14,199,000    10,904,000
   Interest expense                        1,350,000     1,797,000     4,236,000     5,110,000
   Provision for lease and loan losses       280,000       206,000       895,000       632,000
   Cost of equipment sold                  3,142,000     1,924,000     6,599,000     5,990,000
   Compensation expense                    1,160,000       876,000     2,995,000     2,659,000
   Other operating expenses                  733,000       785,000     2,212,000     1,886,000
                                         -----------   -----------   -----------   -----------
     Total Costs and Expenses             11,911,000     9,654,000    31,136,000    27,181,000
                                         -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                        1,601,000     1,640,000     5,128,000     5,521,000

PROVISION FOR INCOME TAXES                   766,000       789,000     2,459,000     2,651,000
                                         -----------   -----------   -----------   -----------

NET INCOME                               $   835,000   $   851,000   $ 2,669,000   $ 2,870,000
                                         ===========   ===========   ===========   ===========


NET INCOME PER COMMON
   AND COMMON
   EQUIVALENT SHARE:
       Basic                             $      0.11   $      0.12   $      0.35   $      0.40
                                         ===========   ===========   ===========   ===========
       Fully Diluted                     $      0.11   $      0.12   $      0.35   $      0.40
                                         ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING                      7,794,000     7,220,000     7,631,000     7,198,000
                                         ===========   ===========   ===========   ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Nine Months
                                                                                        Ended December 31,
                                                                                       1997             1996
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $  2,669,000    $  2,870,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                                 895,000         632,000
    Depreciation and amortization                                                    15,044,000      10,947,000
    Change in operating assets and liabilities:
        Accounts receivable                                                            (710,000)           --
Income taxes receivable                                                               1,245,000       1,157,000
        Other assets                                                                     57,000        (368,000)
        Inventory held for sale                                                         149,000         (55,000)
        Accounts payable                                                             (2,609,000)      1,780,000
        Accrued liabilities                                                            (867,000)        113,000
        Accrued income taxes                                                          1,849,000       1,484,000
                                                                                   ------------    ------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                             17,722,000      19,476,000
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease                                                 (25,866,000)    (32,262,000)
    Principal portion of direct financing leases collected                           18,754,000      19,970,000
    Investment in loans receivable                                                         --        (1,381,000)
    Principal portion of loans receivable collected                                     784,000       4,476,000
    Purchase of furniture and fixtures                                                  (96,000)        (21,000)
                                                                                   ------------    ------------
           NET CASH USED IN INVESTING ACTIVITIES                                     (6,424,000)     (9,218,000)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                                                      31,649,000      16,250,000
    Payments on notes payable                                                       (24,708,000)    (17,274,000)
    Proceeds from securitized borrowings                                                   --        13,000,000
    Payments on securitized borrowings                                               (9,264,000)     (1,685,000)
    Proceeds from discounted lease financing                                         10,327,000       8,363,000
Payments on discounted lease financing                                              (19,310,000)    (20,506,000)
    Payments on participations in loans receivable                                     (435,000)     (3,527,000)
    Proceeds from note payable to King Holding Corporation                                 --         1,955,000
    Payments on note payable to King Holding Corporation                                   --        (6,082,000)
                                                                                   ------------    ------------
           NET CASH USED IN FINANCING
              ACTIVITIES                                                            (11,741,000)     (9,506,000)
                                                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              (443,000)        752,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      2,191,000       1,629,000
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  1,748,000    $  2,381,000
                                                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                                     2,368,000       2,900,000
    Income taxes paid (received)                                                       (655,000)         51,000
    Stock issued in arbitration settlement (See Note 6)                               2,022,000            --
    Commercial property acquired (see note 3)                                         2,109,000            --

The accompanying notes to the consolidated financial statements are an integral part of these statements

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 and 1996 (Unaudited)
--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of December 31, 1997 and March 31, 1997 and the results of operations and cash flows for the three and nine months ended December 31, 1997 and 1996. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Notes to the Financial Statements and Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

     During March 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which requires the disclosure of basic earnings per share and fully diluted earnings per share. The Company adopted SFAS No. 128 as of December 31, 1997, and it has had no material impact on the financial position or the results of operations of the Company.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning April 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis and final determination of future reporting segments.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 48% for the three and nine month periods ended December 31, 1997 and 1996.

3.   LOANS RECEIVABLE

      During the quarter ended December 31, 1997, the Company exercised its redemption rights and acquired title to commercial property serving as collateral on a loan with a net book value of $2.1 million. As a result, the asset (and related reserve of $2.5 million) has been transferred from loans receivable to other assets. The commercial property has been recorded at its estimated fair market value of $2.1 million. There was no additional provision for loan loss required as a result of this event.

     Loans by Collateral Type

     The composition of the loans receivable portfolio by collateral type was as follows:

                                                                           December 31,      March 31,
                                                                               1997            1997
                                                                           ------------    ------------
     Commercial loans, collateralized primarily by receivables             $       --      $    161,000
     Commercial loans, collateralized by equipment, marketable
       securities and other                                                   1,180,000       5,163,000
     Real estate loans                                                          350,000       1,038,000
     Non-accrual loans                                                        4,044,000       5,475,000
     Non-recourse participations                                                   --          (867,000)
                                                                           ------------    ------------
                                                                              5,574,000      10,970,000
     Less:
       Allowance for possible loan losses                                      (995,000)     (3,401,000)
       Unearned fees from loan origination                                      (59,000)        (66,000)
                                                                           ------------    ------------
                                                                           $  4,520,000    $  7,503,000
                                                                           ============    ============

     Loan Portfolio Activity and Allowance for Possible Loan Losses

     As of December 31, 1997 and March 31, 1997, the Company's recorded investment in impaired and other loans and the related valuation allowances was as follows:

                                                     December 31, 1997                March 31, 1997
                                             ----------------   --------------   ------------    ------------
                                                 Recorded          Valuation       Recorded        Valuation
                                                Investment         Allowance      Investment      Allowance
     Impaired loans -
       Nonaccrual                             $      3,820,000   $      770,000   $  5,250,000    $  3,176,000
       Other                                           225,000          225,000        225,000         225,000
     Performing loans                                1,529,000             --        6,362,000            --
     Nonrecourse participations                           --               --         (867,000)           --
                                              ----------------   --------------   ------------    ------------
                                              $      5,574,000   $      995,000   $ 10,970,000    $  3,401,000
                                              ================   ==============   ============    ============

     The activity in the allowance for possible loan losses during the three and nine months ended December 31, 1997 and 1996 was as follows:

                                                        Three Months                 Nine Months
                                                     Ended December 31,           Ended December 31,
                                                   1997            1996         1997           1996

         Balance, beginning of period           $ 3,461,000    $ 2,837,000   $ 3,401,000    $ 2,773,000
         Provisions for loan losses                  30,000         30,000        90,000         94,000
         Reserve associated
           with reclassified property            (2,496,000)          --      (2,496,000)          --
                                                -----------    -----------   -----------    -----------
         Balance, end of period                 $   995,000    $ 2,867,000   $   995,000    $ 2,867,000
                                                ===========    ===========   ===========    ===========

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:
                                       December 31,         March 31,
                                           1997                1997
                                      ---------------    ---------------

         Non-recourse                 $    26,621,000    $    30,761,000
         Recourse                           4,594,000          9,437,000
                                      ---------------    ---------------
                                      $    31,215,000    $    40,198,000
                                      ===============    ===============

5.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $25.0 million at December 31, 1997. The loan balance outstanding as of December 31, 1997, was $16.0 million. Advances under the line bear interest at prime, and are collateralized by substantially all otherwise unsecured assets of the Company. This line of credit facility matured on September 30, 1997 and was renewed under identical terms for another twelve-month period ending September 30, 1998.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As a result of charges taken in the fourth quarter of fiscal year 1997 for lease and loan losses and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. With the assistance of King Management Corporation, a related party, the lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of December 31, 1997, the Company is in compliance with the revised terms of these agreements.

     Term Loan

     On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a term loan with National City Bank of Minneapolis. This term loan is secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's bank line of credit. As of December 31, 1997 the outstanding balance on this loan was $4.2 million.

     Securitization

     On October 31, 1996, the Company, Sunrise Leasing Corporation ("Sunrise Leasing") and Sunrise Funding Corporation I (a newly formed wholly-owned special purpose subsidiary of Sunrise Leasing)("Sunrise Funding"), entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by Sunrise Funding to private institutional investors. Dougherty Dawkins, Inc. is an investment banking firm of which a former director of the Company is Vice Chairman. The notes are secured by certain leases contributed to Sunrise Funding by Sunrise Leasing. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000 and a subsequent advance of $7.0 million funded on January 31, 1997.


6.   COMMITMENTS AND CONTINGENCIES

     Litigation

     On June 17, 1997, a decision was released by the arbitrator on proceedings against the Company relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) ("ILC"). ILC shareholders were denied rescission and reformation of the merger agreement as well as relief on five other claims. They were however granted relief on one count of breach of warranty and awarded damages of 560,257 additional shares of Sunrise International Leasing Corporation common stock. This award, valued at $1,891,000, was charged as an expense for fiscal 1997. Additionally, certain ILC shareholders were awarded repayment of attorneys' fees payable in the form of 38,818 additional shares of Sunrise International Leasing Corporation common stock. This award valued at $131,000 was also charged as an expense for fiscal 1997. These proceedings were conducted under an agreement of binding arbitration and therefore no further disputes or settlements with the Company are expected to arise in connection with the merger agreement.

7.    RELATED PARTY


     As of December 31, 1997 King Management, a corporation which is controlled by Peter J. King, Chairman of the Board, had pursuant to an agreement entered into with the Company on June 16, 1997, purchased 113 leases with a cost of $2,864,000.

8.    SUBSEQUENT EVENT

     In early January 1998, a vendor program lessee with leases having a book value of approximately $4.6 million as of December 31, 1997 was placed in default because the lessee had failed to make payments when due. The Company is currently negotiating with the lessee and the vendor to restructure the lease transactions. The Company anticipates these negotiations will be completed during the fourth quarter of fiscal 1998. At this point in time, it is not possible to determine what, if any, impact the ultimate resolution of this matter will have on the financial statements.

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

Fee Income. Fee income consists principally of late fees charged on rental lease payments received after the due date and service fees received for the administration of transactions for the securitization that began on November 1, 1996.

Interest Income. Interest income is accrued on unimpaired loans receivable under the effective interest method. Interest income is not recognized on loans which have been identified by the Company as impaired.

Sunrise Financial Resources, Inc.

The Board of Directors made the determination in fiscal 1996 to discontinue the SFR business. The Company has sold the SFR asset-based lending accounts and one-half of its SFR commercial accounts. Management believes the loan portfolio is reflected at its estimated liquidation value as of December 31, 1997.

Results of Operations for the Three and Nine Months Ended December 31, 1997 and 1996

Total revenue increased approximately $2.2 million (19.6%) and $3.6 million (10.9%) for the three and nine-month periods ended December 31, 1997, respectively, as compared to the corresponding periods in fiscal 1997. The majority of the revenue increase resulted from a $1.6 million (22.5%) and a $6.0 million (31.4%) increase in operating lease revenue for the three and nine-month periods ended December 31, 1997, respectively, as compared to the previous fiscal year. The increase in operating lease revenues was offset by a decrease in direct financing lease revenue of $656,000 (36.7%) and $2.2 million (36.6%) for the three and nine-month periods ended December 31, 1997, respectively, as compared to the corresponding periods in fiscal 1997. The increase in operating lease revenue and the decrease in direct financing lease revenue are a result of the Company's continuing effort to expand and focus on the vendor leasing business. Operating lease revenue was, and will continue to be, affected by King Management's right to participate as lessor in the Company's vendor lease programs. See Note 7 to Consolidated Financial Statements.

Total leasing revenues were as follows (dollar amounts in millions):

                                                     Three Months                           Nine Months
                                                  Ended December 31,                     Ended December 31,
                                                 1997             1996                  1997              1996
                                            Amount    %       Amount    %           Amount    %      Amount   %
   Leasing Revenues:
         Vendor                             $   7.0   70%     $  5.5    61%         $  20.2   70%    $  14.3   57%
         Direct                                 3.0   30         3.5    39              8.7   30        10.7   43
                                            -------  ----     ------   ----         -------  ----    -------  ----
              Total                         $  10.0  100%     $  9.0   100%         $  28.9  100%    $  25.0  100%
                                            =======  ====     ======   ====         =======  ====    =======  ====

   As a percent of total revenues                73.7%             79.6%                 79.6%            76.7%
                                                 =====             =====                 =====            =====

Margins from leasing activities (leasing revenue less depreciation and interest expense) were 33.8% and 34.8% and 36.2% and 36.2% for the three and nine month periods of fiscal 1998 and fiscal 1997, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases and the extent to which the Company finances leases with internally generated funds. Margins will also be affected by the mix and age of direct finance and operating leases in the current portfolio.

In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to any change in interest rates on borrowed funds supporting the related transactions.

Revenue from equipment sales increased $1.3 million for the three-month period ended December 31, 1997 and decreased $109,000 for the nine-month period December 31, 1997, as compared to the corresponding periods in fiscal 1997. This overall decrease is primarily a result of lower off-lease sales from the direct customer leasing business. The gross margins on equipment sales were 5.9% and 2.4% of sales revenue for the three and nine month periods of fiscal 1998, compared to 6.9% and 12.8% for the corresponding periods in fiscal 1997. This decrease in gross margins was specifically due to losses experienced on the sale of off-lease equipment from the vendor business. While the Company is taking steps to reduce these losses, it is expected that gross margins on equipment sales will continue to be depressed for the foreseeable future.

Interest income decreased $122,000 (72.7%) and $382,000 (67.7%) for the three and nine month periods of fiscal 1998, respectively, as compared to the corresponding periods in fiscal 1997. This decrease was caused by the continuing liquidation of the SFR loan portfolio which coincided with the Company's decision to discontinue its commercial and asset-based lending services.

Fee income increased $104,000 (163.6%) and $263,000 (140.3%) for the three and nine month periods of fiscal 1998 as compared to the same period in fiscal 1997. This increase is due to the additional servicing fees received on the securitization that began on November 1, 1996 and additional late fees.

Total costs and expenses increased $2.2 million (23.4%) and $4.0 million (14.6%) for the three and nine month periods of fiscal 1998 as compared to the corresponding periods in fiscal 1997.

Depreciation expense for the three and nine month period ended December 31, 1997 increased $1.2 million (29.0%) and $3.3 million (30.2%), respectively, over the same periods in fiscal 1997. These increases were due to an increase in vendor equipment leases as depicted in the above table, the majority of which are operating leases.

Interest expense decreased $447,000 (24.9%) and $874,000 (17.1%) for the three and nine month periods of fiscal 1998, respectively, as compared to the corresponding periods in fiscal 1997. This decrease in interest expense is due to the reduction in outstanding principal balances on financing arrangements.

Cost of equipment sold increased $1.2 million (63.3%) and $609,000 (10.2%) for the three and nine month periods of fiscal 1998, respectively, as compared to the corresponding periods in fiscal 1997. These increases were primarily due to increased sale activity in the direct leasing business during the first nine months of fiscal 1998.

Compensation expense increased $284,000 (32.5%) and $336,000 (12.6%) for the three and nine month periods ended December 31, 1997, respectively, as compared to the same periods in fiscal 1997. These fluctuations are due to slightly higher compensation for the nine-month period in fiscal 1998, certain severance amounts and some additional commission expense on off-lease equipment sales and month-to-month leases.

Other operating expense increased $326,000 (17.3%) for the nine month period ended December 31, 1997, as compared to the previous periods in fiscal 1997. The majority of this increase was due to the acceleration of amortization of some capitalized funding expenses.

Income tax provision as a percentage of income before taxes was 48.0% for both the three and nine month periods ended December 31, 1997 and 1996.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines, other financing sources and internally generated cash flows to finance the acquisition of equipment for lease. Generally, upon commencement of an end-user lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company finances a substantial portion of the equipment cost on a long-term basis and attempts to limit its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the credit lines.

At December 31, 1997, the Company had total borrowings outstanding of $57.7 million, of which 46.1% were nonrecourse. At March 31, 1997, the Company had total borrowings outstanding of $69.4 million, of which 44.3% were nonrecourse.

As of December 31, 1997, the Company had a total investment in leasing operations of $88.0 million, as compared to $96.0 million at March 31, 1997. The decrease in investment in leasing operations is due to the decrease in direct finance leases as a result of the reduction of the direct customer leases. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases.

Net cash provided by operating activities was $17.7 million for the nine-month period of fiscal 1998. Increases in depreciation and amortization, which were due to increases in the Company's operating lease portfolio, offset decreases of $2.6 million in accounts payable and $867,000 in accrued liabilities. The Company expects to fund future requirements through internally generated funds, as well as borrowings under its lines of credit. The Company also expects to realize additional cash from the future remarketing of leased equipment.

Equipment expenditures (net of disposals) of $25.9 million for the nine month period of fiscal 1998 were financed through $15.6 million of cash flows from operations, through the discounting of $10.3 million of noncancelable lease rentals to various financial institutions at fixed rates and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

As of December 31, 1997, the Company had available a $25 million line of credit. Of this amount, $16.0 million had been utilized as of December 31, 1997. Advances under the line are collateralized by substantially all of the Company's assets. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements. The Company's line of credit matured as of September 30, 1997 and was renewed under identical terms for another twelve month period ending September 30, 1998.

This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As a result of fourth quarter charges for lease and loans losses and related events, as of March 31, 1997, the Company did not meet certain financial and other covenants contained in credit agreements with certain lenders. The lenders have subsequently modified the financial covenants or waived the events of noncompliance. As of January 30, 1998, the Company is in compliance with the revised terms of these agreements.

During the first quarter of fiscal 1998, the Company's Sunrise Leasing Corporation subsidiary entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. The agreement provides for discretionary loan advances up to $5.5 million based on eligible equipment leases. Advances under the agreement are secured by the eligible equipment leases and are repaid over the term, up to 48 months, of such eligible equipment leases with interest at 3.25% above the yield on U.S. Treasury securities of equivalent term. The credit facility is also guaranteed by Sunrise International Leasing Corporation. In May 1997, the Company borrowed $5.5 million under this credit facility, and $4.2 million remains outstanding as of December 31, 1997.

Based on its projected cash flow from operations, completion of the Securitized Facility and its recent success in obtaining additional discount financing and the commitment of King Management Corporation to assist the Company in meeting its financing requirements, the Company believes that it will be able to finance its anticipated equipment purchasing commitments in fiscal 1998.

The Company continues to monitor several problem leases and loans. While there are several leases and loans which could result in additional write-offs, management does not currently believe that any such write-offs, other than the accounts described below, would be material, or that they would create covenant violations on current credit facilities or otherwise limit or reduce the Company's access to credit.

During fiscal 1997, a lessee, operating under a previously restructured lease and loan agreement had not fulfilled its commitment to increase its monthly payments from $159,000 to $199,000. As a result of this continuing default and the lessee's requests to further restructure its payments, the Company recorded a reserve of $3,161,000 against this transaction in the fourth quarter of fiscal 1997. Due to jurisdictional issues, the Company's claims against the assets and collateral, may be subject to prior claims of the federal government and any restructuring is subject to the approval of a federal government agency. As a result, the remaining loan balance of $9.2 million and the net book value of $4.5 million continue to be significantly under collateralized. During the third quarter the lessee stopped making its $159,000 monthly payments for November and December, and after discussions with management has resumed making further reduced payments of $150,000 per month. As of January 30, the lessee has made payments totaling $450,000. While the Company believes that the lessee intends to continue making the further reduced monthly payments of $150,000, were the lessee to cease making payments and were the Company unsuccessful in realizing its collateral and asserting its claims under guarantees, the Company would be required to write off some or all of the remaining book value ($4.5 million as of December 31, 1997). This would have a materially adverse affect on the Company's financial statements, with impact to the Company's ability to comply with certain loan covenants and would impact the Company's future cash flow by the amount of the remaining payments for the total remaining loan and lease balance of $9.2 million.

As described above in Paragraph 8 in the Company's Notes to Consolidated Financial Statements, the Company is negotiating with a lessee and a vendor to restructure $4.6 million of lease transactions which the Company has placed in default. The Company is not currently in a position to determine the impact, if any, a resolution of this matter would have on its financial statements. There is a risk, however, that the current nogiations will not be successful, in which case the Company financial statements and liquidity could be materially and adversely affected.

Outlook

The statements contained in this Outlook section are based on current expectations and are subject to certain risks and uncertainties. Certain of these statements are forward looking and actual results may differ materially from these. The forward looking statements contained in this Outlook, in particular the statements regarding growth of the Company's vendor leasing business, the Company's ability to finance its business, and management's belief that any future loan or lease write-off, other than the two accounts described, will not be material, involve a number of risks and uncertainties in addition to the factors discussed above which could cause actual results to differ from those projected, including the following:

Highly Competitive Industry. The equipment leasing business is highly competitive. The Company competes with numerous companies, including leasing companies, commercial banks and financial institutions, some of which the Company relies on to obtain capital to finance its leases. Most of the Company's competitors are significantly larger and have substantially greater resources than the Company. Because of its relative lack of capital, the Company typically chooses not to compete with significant leasing companies for those leases in which the cost of the equipment greatly exceeds the amount of nonrecourse financing available.

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing programs. As of December 31, 1997, the Company has a total of 12 vendor leasing programs, two of which are significant. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely several loans and leases, including a significant loan and lease currently in default, as to which the Company has a book value of $4.5 million as of December 31, 1997. There is no assurance that such loans or leases will not go into default or that they are adequately secured. Any future losses on such loans and lease incurred in excess of the Company's reserves would likely materially affect the Company's future earnings and cash flows, and will cause the Company to be in violation of one or more of its covenants under its credit agreements with its financing sources. See "Liquidity and Financing Sources".

Financing. The Company's growth and profitability are dependent to a great extent on the willingness of banks and other financial institutions to lend the Company money to finance the purchase of equipment to be leased. To date, the Company has financed its equipment and vendor leasing businesses primarily through the sale of equity to the public, cash flow from operations, bank lines of credit, non-recourse discount lease financing, recourse discount lease financing and a securitization of certain lease receivables and related residuals. The Company normally seeks to fund its end user leases with non-recourse discount financing. There is no assurance that banks will be willing to continue to finance the Company's equipment leasing transactions on a non-recourse basis, and any adverse change in the willingness of banks to finance the Company's lease transactions on a non-recourse basis could affect the Company's future equipment leasing revenue. The Company's vendor leasing business to date has been financed with internally-generated cash flow, bank lines of credit and a significant securitization program. Pursuant to the agreement dated June 16, 1997 with Peter J. King, King Management has provided assurances that funding will be made available for all approved vendor programs for the two year period ending June 15, 1999. If necessary King Management will provide subordinated debt financing, direct financing and/or other financial assistance to the Company to assure this financing availability.

Credit Risk. A significant portion of the Company's total investments in leases and loans receivables are with customers who are considered highly leveraged or with cash flows from operations inadequate to service existing obligations. Defaults by such customers could result in a significant loss to the Company, to the extent such amounts are not already reserved. In addition, as these leases and loans are funded internally or through recourse financing, the Company would be obligated to repay the remaining principal balance to the financial institution out of internally generated funds while receiving no cash payments from the lessee/borrower which would result in a significant reduction in cash flow.

Significant Vendor Concentration. 51.0% of the Company's total leasing revenue for the period ended December 31,1997 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. However, if the Company were unable to replace this lost business, the Company's future financial results could be materially and adversely affected.

Residual Values of Leased Equipment. At the inception of each lease, the Company estimates the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. This estimated residual value represents a significant portion of the investment in operating leases. The actual realized residual value of leased equipment may differ from its estimated residual value, resulting in profit or loss when the leased equipment is sold or leased again at the end of the initial lease term. If a lessee defaults on a lease which has been discounted by the Company to a financial institution, the financial institution may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. In addition, data processing equipment is subject to rapid technological obsolescence typical of the computer industry. Historically the Company's experience has generally resulted in actual residual values in excess of estimated residual values. However during the current fiscal year operating results have been lower due to losses experienced on the sale of off-lease equipment from its vendor business. While the company is taking steps to reduce those losses, it is expected that gross margins on equipment sales will continue to be depressed for the foreseeable future. Also, a greater than expected decrease in the market value of data processing or other equipment leased by the Company could materially and adversely affect the Company's financial condition and profitability.

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

                  b.       Form 8-K

                           There have been no Current Reports on Form 8-K filed on behalf of the Company during the quarter ended December 31, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SUNRISE INTERNATIONAL LEASING CORPORATION



Date:   January 30, 1997             By: /s/ Errol Carlstrom
                                     Errol Carlstrom, President, Chief Executive
                                     Officer and Chief Financial Officer
                                     (principal executive officer and principal
                                     financial officer)





                                      By: /s/ Paul R. Wotta
                                      Paul R. Wotta
                                      Controller (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
December 31, 1997

-------------------------------------------------------------------------------
                    SUNRISE INTERNATIONAL LEASING CORPORATION


      Exhibit
      Number                  Description

     3.1  Certificate of  Incorporation  - incorporated by references to Exhibit
          3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

     3.2 Bylaws - incorporated by references to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

     4.1  Specimen of Common Stock  Certificate -  incorporated  by reference to
          Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

     11.1 Per Share Earnings Computations

     27.0 Financial Data Schedule (filed with electronic version only)