Form 10-K
period 1998-03-31
SUNRISE INTERNATIONAL LEASING CORP
filed 1998-06-26
CIK 879022

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the Fiscal Year Ended:                               Commission File No.:
        March 31, 1998                                             0-19516

                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       41-1632858
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


The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of June 18, 1998 was approximately $11,305,440 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at June 18, 1998: 7,806,046 shares.

                  --------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

Organization

        Sunrise International Leasing Corporation ("Sunrise") was originally incorporated in Minnesota in February 1989 as Sunrise Leasing Corporation to lease and sell new and used computers and other ancillary high technology equipment. This leasing business is referred to as the "SLC business" and any references to "SLC" refer to the Company with respect to the SLC business. In February 1995, Sunrise changed its name from Sunrise Leasing Corporation to Sunrise Resources, Inc. and merged with The P.J. King Companies, Inc. d/b/a International Leasing Corporation ("ILC"), whose business involves leasing a wide range of capital equipment through close relationships with the manufacturers of such equipment. This vendor leasing business is referred to as the "ILC business," and any references to "ILC" refer to the Company with respect to the ILC business. On March 31, 1995 , Sunrise transferred the SLC and the ILC businesses into a newly created wholly-owned subsidiary named Sunrise Leasing Corporation. In November 1996, Sunrise formed a wholly-owned subsidiary of Sunrise Leasing Corporation called Sunrise Funding Corporation to be used as a facility for the securitization of leases with third parties. In October 1997, Sunrise Resources was merged into and with Sunrise International Leasing Corporation, a Delaware corporation. References to the "Company" refer to Sunrise International Leasing Corporation and its subsidiaries.

Business

        The SLC business provides its customers with lease financing for a full range of data processing, telecommunications and other capital equipment. SLC customers, representing a variety of industry segments, are located throughout the United States. The Company uses master lease agreements with its customers, under which equipment is leased through lease schedules, each of which has its own lease term and constitutes a separate lease agreement.

        The ILC business consists primarily of the development of market-oriented vendor programs emphasizing the formulation of customized lease and rental programs for vendors of computers and other equipment. The lease options offered by ILC generally focus on one- to three-year lease terms.

Industry

        The growth in the equipment leasing industry has occurred principally because users have determined that the benefits of higher productivity and profit can be obtained from the use of capital equipment, not necessarily from its ownership, and that leasing can be significantly more flexible than other methods of acquiring equipment. Leases can be structured to fit the lessee's particular economic circumstances, cash flow requirements, equipment needs, and tax situation, and to avoid the risk of obsolescence at the end of the lease term. The benefits of leasing are especially applicable to those companies using high technology products, because those products are characterized by rapid and continuous technological advances. Computer equipment users frequently replace their existing equipment as it becomes inadequate for their needs, as increased capacity is required, or as new technological innovations become available. The flexibility of equipment leasing assists these users to meet their changing equipment requirements in a cost effective manner.

Leasing and Sales Activities

        The Company generally leases data processing systems and other equipment for terms ranging from six months to five years, though the vast majority of such leases are in the one- to three-year category. All of the Company's leases are noncancelable "net" leases which contain provisions under which the customer must make all lease payments regardless of any defects in the equipment and which require the customer to insure the equipment against casualty loss, and pay all related property, sales and other taxes. SLC business customers are also required to maintain and service the leased equipment, whereas certain ILC business lease programs coordinate such maintenance and service for an additional fee. The Company's leases are occasionally restructured during the term of the lease to upgrade a customer's equipment configuration. The Company retains legal ownership of the equipment it leases, and in the event of default by the customer, the Company (or the financial institution to whom the lease payments have been assigned) may declare the customer in default, accelerate all lease payments due under the lease, and pursue other available remedies, including repossession of the equipment. At completion of the initial term of the lease, the customer may return the equipment to the Company, renew the lease for an additional term, or purchase the equipment. If the equipment is returned to the Company, it is either re-leased to another customer or sold in the secondary market as used equipment. The ILC business usually has an informal remarketing arrangement with the equipment manufacturer, wherein the manufacturer in some instances may assist in remarketing the equipment. Other than its interest in the equipment it leases, the Company does not maintain any significant inventory of equipment.

Competition

        As a whole, the Company competes with a large number of firms in the lease and sale of data processing equipment, most of which are substantially larger and have greater capital and other resources. The Company's principal competitors are manufacturers, such as IBM and other leasing companies, such as IBM Credit Corporation, Comdisco Inc. and Leasetec. Commercial banks, investment banking firms and other financial institutions also compete with the Company.

         The Company's competitive position is dependent on its ability to attract and retain vendor programs and qualified sales representatives and on its continued ability to obtain financing on satisfactory terms.

Residual Values

        Residual values, representing the estimated value of the equipment at the termination of the lease, are recorded on the consolidated balance sheet as a component of the investment in leasing operations. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, depending on several factors, including the type of equipment, the prior history of the lessee, the amount of the monthly rent, and the term of the lease. Residual values are also affected by equipment supply and demand and new product introductions and prices charged by manufacturers. The Company's policy is to evaluate residual values on an ongoing basis and record any downward adjustments in the period identified.

        The Company seeks to realize the estimated residual value at lease termination through (i) renewal or extension of the original lease, (ii) sale of the equipment to the lessee or a new user, or (iii) leasing of the equipment to a new user. Equipment whose related leases have expired ("off-lease equipment") is placed in inventory at its depreciated book value. The Company does not hold inventory for sale for significant periods of time. The Company attempts to sell or re-lease off-lease equipment as soon as possible in order to obtain the highest possible return on such equipment.

Customers and Marketing

        In addition to the Company's Minneapolis office, the Company has sales offices in Denver, Los Angeles and Pittsburgh. However, the Company does not intend to restrict its sales activities to any given territory. The Company believes that future market expansion will depend on its ability to establish new vendor leasing relationships and on its ability to hire qualified sales representatives with experience in selected markets.

        There were no customers individually accounting for more than 10% of total consolidated revenues in fiscal 1998, 1997 or 1996.

Fluctuating Operating Results

        Operating results are subject to fluctuations resulting from a variety of factors, including variations in the relative percentages of the Company's leases entered into during the period which are classified as direct financing leases or operating leases as required by Statement of Financial Accounting Standards No. 13. This relative mixture of leases is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in installation dates, pricing policies of equipment manufacturers and vendors, maturation of existing leases, and competition from other lessors. Operating results are also affected by changes in the Company's receivable and residual reserves resulting from changes in the credit worthiness of lease customers and the estimated residual values of equipment, respectively.

Financing

         The Company utilizes recourse and nonrecourse loans to fund lease transactions. Such financing generally cannot be completed until the equipment to be leased has been purchased and installed. The Company uses internally generated funds, existing lines of credit, or other borrowings to finance the equipment acquisitions on an interim basis.

         Under nonrecourse financing arrangements, the Company assigns the future rental payments and a security interest in the underlying equipment to a financial institution in exchange for a loan equal to the present value of the rental payments, without incurring liability for repayment of the loan. Ownership of the leased equipment is retained by the Company, subject to a financial institution's security interest. During fiscal year 1998, SLC lease transactions were financed primarily through nonrecourse debt.

         Specific recourse loans are generally collateralized by specific leases and the underlying equipment. The Company's credit line is secured by all unencumbered assets of the Company. In these arrangements, the Company retains the entire risk of loss of its investment in the lease or loan. ILC lease transactions are generally funded via internally generated cash flows or with full-recourse loans or lines of credit.

        As of March 31, 1998 and 1997, the Company's total borrowings were $54,655,000 and $69,443,000, respectively, of which 43% and 44%, respectively, were nonrecourse. During fiscal 1998 the Company entered into an agreement with The King Management Corporation, (King Management) a company owned by the Company's Chairman and Chief Executive Officer, wherein King Management would provide financing for all approved vendor programs. Please refer to Financing Section of Management's Discussion and Analysis under Item 7.


Significant Credit Concentrations

        At March 31, 1998 and 1997, no leases outstanding to any individual lessee exceeded 5% of the Company's total assets except in cases where the leases had been discounted without recourse to a financial institution.

        The Company has twelve vendor relationships, two of which currently generate most of its business. Revenues of $25,916,000, or 52.6% of total revenues, were generated through ILC's relationship with one vendor. Should this relationship cease, revenues and cash flows would continue with individual lessees through the scheduled expiration of such leases, but the longer term effect would be a substantial reduction of both revenue and profit.

Proprietary Rights

        The Company has no patents or registered trademarks. The Company utilizes software licensed from third parties for certain of its leasing and financing operations, including the administration of some outstanding equipment leases. The Company has developed proprietary software to handle certain aspects of its operations.

Foreign Operations and Export Sales

        Almost all of the Company's leasing and sales activities have been to customers within the United States. Sales, leases and loans to other countries have been immaterial through March 31, 1998.

Employees

        As of May 29, 1998, the Company had 40 full-time employees, none of which is employed under a collective bargaining agreement. The Company considers its current employee relations to be good. The Company believes that its future operating results will be dependent in a significant part upon recruiting and retaining well-qualified personnel.

ITEM 2.   PROPERTIES.

        The Company's headquarters are currently located in approximately 13,600 square feet of office space in Golden Valley, Minnesota, a suburb of Minneapolis. The lease for the Company's headquarters expires in September 2000 and has a current gross monthly rental of $11,625 plus operating expenses. Beginning in April 1998, the Company sub-leases approximately 3,200 square feet of this office space to The King Management Corporation for a gross monthly rental of $2,939 plus operating expenses. The sublease is coterminous with the Company's lease.

        The Company also has short-term leases for sales offices in the Denver, Colorado; Pittsburgh, Pennsylvania; and Los Angeles, California metropolitan areas.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company has several suits filed against lessees for non-payment of their obligations under certain lease agreements. During fiscal 1998, the arbitration procedure between the Company and the former shareholders of International Leasing Corporation was completed. The arbitrator granted the former ILC shareholder relief on one count and awarded a settlement of additional shares of Sunrise common stock. (Please refer to Note 9 in the Notes to Consolidated Financial Statements in Item 8)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


    Name and Age of                   Current Positions with Company and
   Executive Officer             Principal Occupations for the Past Five Years
   -----------------             ---------------------------------------------

Peter J. King              Peter J. King became Chairman of the Board  and Chief
     70                    Executive Officer on April 1, 1998, after  serving as
                           Chairman of the Board since June 1997 and as a Board member since April 1, 1997. Mr. King also has been serving as the Chief Financial Officer since April 1,
                           1998. Mr. King had previously served as Chairman of the Board from February 1995 to February 1996 and as a Director from February 1995 to July of 1996. Mr.
                           King also previously served as a member of the Company's Interim CEO Committee from July 1995 until
                           July 1996.  Mr. King  founded  International  Leasing
                           Corporation in 1974 and served as its President until it was merged into the Company in February 1995. Mr.
                           King  also  serves  as  Chairman  and CEO of The King
                           Management Corporation.

R. Bradley Pike           R. Bradley Pike became a Vice President of the Company
     44 on March 1, 1996 and has held the position of Vice President -General Manager of Direct Leasing since January 1998. Prior to joining the Company in March 1996, Mr. Pike was employed by Prime Capital Corporation as Vice President of Operations from August 1995 to February 1996. Mr. Pike was a principal of Connectivity Systems Credit Corporation, where he held a position of Executive Vice President and Treasurer from October 1994 to August 1995. From June 1988 to October 1994, he was Director of Debt Placement at Meridian Leasing Corporation.


The Company is engaged in a realignment of responsibilities and expects to appoint additional officers to various positions in the near future.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     Market Information

        The Company's shares are traded on the Nasdaq National Market ("NASDAQ") under the symbol SUNL. The table below sets forth the range of high and low sale prices per share as reported by NASDAQ.

                                                               Price
                                                         High          Low
                                                         ----          ----
         Fiscal year ended March 31, 1998
           First Quarter                                 $3.375       $3.125
           Second Quarter                                 4.234        2.875
           Third Quarter                                  3.250        2.625
           Fourth Quarter                                 3.875        2.625

         Fiscal year ended March 31, 1997
           First Quarter                                 $4.125       $2.625
           Second Quarter                                 5.250        3.125
           Third Quarter                                  4.500        3.375
           Fourth Quarter                                 4.125        3.500


        As of June 18, 1998, there were approximately 1,427 beneficial owners of the Common Stock. On June 18, 1998, the closing share price was $3.00.

 (b)    Dividends

        The Company has never paid a cash dividend on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term. The Company's bank line of credit prohibits the Company from paying dividends without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA.

        The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended March 31, 1998, are derived from the Company's audited consolidated financial statements The consolidated financial statements as of March 31, 1998 and 1997 and for the three years in the period ended March 31, 1998, and the Independent Auditors reports thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth in the following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.


                                                                              Years Ended March 31,
                                               1998                1997             1996              1995             1994
                                        ---------------     ---------------     -------------    -------------     --------
Statement of Operations Data
Revenues
   Operating                            $    33,714,000     $    26,483,000     $  21,998,000    $  10,722,000     $   8,628,000
   Direct financing                           4,792,000           7,528,000         9,625,000        5,613,000         3,837,000
   Equipment sales                            9,971,000           8,394,000        10,049,000        3,141,000         3,831,000
   Interest income                              202,000             304,000         1,447,000          869,000                --
   Fee income                                   593,000             269,000           369,000        1,710,000          165,000
                                        ---------------     ---------------     -------------    -------------     ------------
         Total                               49,272,000          42,978,000        43,488,000       22,055,000        16,461,000

Costs and expenses
   Depreciation                              19,974,000          15,297,000        13,777,000        7,518,000         4,924,000
   Interest                                   5,424,000           6,541,000         7,559,000        3,865,000         1,718,000
   Provision for lease and loan losses        2,790,000           7,512,000         1,853,000        9,502,000            70,000
   Cost of equipment sold                     9,966,000           7,418,000         9,145,000        2,495,000         3,107,000
   Compensation expense                       4,010,000           3,729,000         3,596,000        2,151,000         1,392,000
   Other operating expenses                   3,125,000           2,815,000         2,671,000        1,861,000         1,268,000
   Arbitration settlement                            --           2,022,000                --               --                --
                                        ---------------     ---------------     -------------    -------------     -------------
         Total                               45,289,000          45,334,000        38,601,000       27,392,000        12,479,000
                                        ---------------     ---------------     -------------    -------------     -------------

Income (loss) before income taxes             3,983,000          (2,356,000)        4,887,000       (5,337,000)        3,982,000
Provision(benefit) for income taxes           1,792,000             191,000         2,384,000       (1,085,000)        1,593,000
                                        ---------------     ---------------     -------------    -------------     -------------

Net income (loss)                       $     2,191,000     $    (2,547,000)    $   2,503,000    $ (4,252,000)     $   2,389,000
                                        ===============     ===============     =============    ============      =============

Net income (loss) per common
    share-basic                         $           .29     $         (0.35)    $        0.35    $      (0.93)     $        0.59
                                        ===============     ===============     =============    ============      =============

Net income (loss) per
   common share-diluted                 $           .29     $         (0.35)    $        0.35    $      (0.93)     $        0.59
                                        ===============     ===============     =============    ============      =============

                                                                                    March 31,
                                               1998                1997             1996              1995             1994
                                        ---------------     ---------------     -------------    -------------     -------------
Balance Sheet Data
Investment in leasing operations            $81,600,000         $94,584,000      $101,271,000    $  95,936,000     $  56,328,000
Loans receivable                              3,328,000           7,503,000        14,074,000       18,638,000         2,096,000
Total assets                                 93,940,000         109,748,000       123,085,000      120,147,000        60,374,000
Borrowings under lines of credit              6,661,000          13,329,000        18,298,000       15,608,000                --
Notes payable to The
   King Management Corporation               14,986,000                  --         4,127,000       11,733,000                --
Participations in loans receivable                   --             435,000         4,582,000        7,585,000         1,596,000
Retained earnings                             3,275,000           1,084,000         3,631,000        1,128,000         5,380,000
Shareholders' equity                         31,008,000          26,757,000        29,304,000       26,800,000        22,134,000

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

        Operating Leases. All leases that are not classified as direct financing leases are treated as operating leases. Monthly billings from these leases are recognized as leasing revenue. The Company's cost of the leased equipment is recorded on the balance sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue, depreciation expense and the resultant gross margin for operating leases are recorded evenly over the term of the lease. If the lease is discounted to a financial institution, the related interest expense declines over the term of the lease as the principal is reduced, with the resultant net margin being lower in the early periods of the lease and higher in the later periods.

        Direct Financing Leases. These leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is a direct financing lease if the credit worthiness of the customer and the collectibility of lease payments are reasonably certain and it meets at least one of the following criteria: (i) the lease transfers ownership of the equipment to the customer by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at inception of the lease.

        Direct financing leases consist of future lease payments plus the residual value (collectively referred to as the "gross investment"). Residual value is the estimated fair market value at the time of lease termination. At the inception of a direct finance lease, the difference between the gross investment in the lease and the cost (or carrying amount, if different) of the leased equipment is recorded as unearned revenue. The "net investment" in the lease is the gross investment less unearned revenue. The unearned revenue is amortized to leasing revenue over the lease term to produce a constant percentage return on the net investment whether or not the lease is discounted to a financial institution.

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

         Fee Income. Fee income primarily consists of late fees collected on past due accounts.

        Interest  Income.   Interest  income  is  accrued  on  unimpaired  loans
receivable  under  the  effective  interest  method.   Interest  income  is  not
recognized on loans which have been identified by the Company as impaired.

Financing

         The Company funds its revenue producing assets with a mix of nonrecourse and recourse financing. As of March 31, 1998, the Company's total borrowings of $54,665,000 were comprised of $23,502,000 of nonrecourse and $31,153,000 of recourse debt, or 43% and 57%, respectively.

         During fiscal 1998, the Company entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. The agreement provides for discretionary loan advances up to $5.5 million based on eligible equipment leases. Advances under the agreement are secured by the eligible equipment leases and are repaid over the term of such eligible equipment leases with interest of 3.25% above the yield on U.S. Treasury securities of equivalent term. In May 1997, the Company borrowed $5.5 million under this credit facility, and $3.7 million remains outstanding as of March 31, 1998.

            During fiscal 1998, the Company entered into an agreement with King Management wherein King Management agreed to provide funding for approved vendor leasing programs, including making direct loans, and providing certain subordinations and arranging financing packages for the period July 1, 1997 through June 30, 1999. Any direct financing utilized will be on terms as attractive as any other financing facility utilized by the Company. In consideration for the financing commitment, and other services , the Company agreed to allow King Management to participate in 15% or 25% (depending on the level of risk) of vendor lease transactions consummated during the agreement term noted above. During fiscal 1998, King Management purchased leases in the amount of $4,969,000 and had made direct loans to Sunrise totaling $15,472,000, of which $14,986,000 were outstanding as of March 31, 1998. King Management advances 100% of the purchase price, or net book value of the assets, and the interest rate on these loans is at 1/4 % under the prime rate.

         Subsequent to March 31, 1998, the Company extended the term of this agreement for one additional year through June 30, 2000, and the King Management financing commitment has been extended to include financing of direct leases with terms of two years or shorter.

         The $20 million securitization financing with Dougherty Dawkins during fiscal 1997 has been reduced to a balance of $3,877,000 as of March 31, 1998.

         In addition to King Management's financing commitment described above, as of March 31, 1998, the Company had available a $25 million line of credit which matures on September 30, 1998. At March 31, 1998, advances under this line of credit were subject to a borrowing base limitation of $20,647,000, $6.7 million of which was outstanding. Advances under the line are collateralized by substantially all of the Company's assets. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements.

         The Company also utilizes certain of its lease rentals receivable and the underlying equipment in lease transactions as collateral for secured borrowing from financial institutions at fixed rates primarily on a nonrecourse basis.

Cash Flows from Leases

        Cash flows are not affected by how a particular lease is classified, but are affected by the Company's decision on how its investment in a particular lease will be financed.

Results of Operations for the Years Ended March 31, 1998 and 1997

         Total revenue for the fiscal year ended March 31, 1998 increased $6.3 million (14.6%) compared to the previous fiscal year. Operating lease revenue continued to show sustained growth with an increase of $7.2 million (27.3%) compared to the same period in fiscal 1997, which was primarily due to the increase in activity in the Company's vendor leasing programs. Direct financing lease revenues decreased $2.7 million (36.3%) from the previous fiscal year due to fewer new leases being added as compared to the run-off of existing leases. Equipment sales increased $1.6 million (18.8%) as compared to the same period in fiscal 1997.

Total leasing revenues were as follows:

                                                                          Year ended March 31,
                                                                     1998                              1997
                                                       -------------------------------  -------------------
                                                             Amount             %             Amount            %
     Leasing Revenues
         Vendor (ILC)                                   $    27,138,000       70%       $   20,352,000         60%
         Direct (SLC)                                        11,368,000       30            13,659,000         40
                                                        ---------------       --        --------------         --
              Total                                     $    38,506,000      100%       $   34,011,000        100%
                                                        ===============      ====       ==============        ====

     As a percent of total revenues                                  78.1%                             79.1%
                                                                     =====                             =====

        Margins from leasing activities (leasing revenue, less depreciation and interest expense) were 34.0%, 35.8% and 34.7% for the periods ended March 31, 1998, 1997 and 1996, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases. Margins will also be affected by the age of direct finance and operating leases in the current portfolio.

        Revenue from equipment sales for the period ended March 31, 1998 increased $1.6 million as compared to the corresponding period in fiscal 1997. The gross margin of this activity was approximately breakeven for the current period ended March 31, 1998 as compared to 11.6% for the same period in fiscal 1997. The gross margin decrease was due to losses on sales related to a specific vendor program. Gross margins will vary depending on the Company's ability to purchase equipment at competitive prices and to negotiate attractive selling prices for such equipment when the equipment has been returned at the end of the lease term.

        Interest income decreased $102,000 (33.6%) and fee income increased $324,000 (120.4%) in fiscal 1998 as compared to the same period in fiscal 1997. Interest income continues to decrease due to the cessation of the asset-based lending business. Fee income increased primarily as a result of increased late fee collections.

         Total costs and expenses decreased $45,000 (less than 1%) in fiscal 1998 compared to the same period in fiscal 1997.

        Depreciation increased $4.7 million (30.6%) in fiscal 1998 compared to the same period in fiscal 1997. The increase reflects the continued increase in operating leases.

        Interest expense decreased $1.1 million (17.1%) in fiscal 1998 compared to the same period in fiscal 1997. This decrease in interest expense reflects lower average borrowings during the period, as well as lower cost of borrowing under King Management's financing commitment.

        During fiscal 1998, the Company incurred $2,790,000 in losses on leases and loans, including $1,895,000 during the fourth quarter. The fourth quarter charges included $1.4 million reserves on assets originated prior to the merger with ILC, a provision for a fourth quarter negotiated settlement of $4.6 million of lease transactions which the Company had placed into default late in the third quarter, as well as provisions for reserves to cover other leases in default.

        Also included in the fourth quarter are charges in the amount of $500,000 representing a reduction in residual value of assets in a specific vendor program. In addition, the Company will be changing its depreciation method on future asset purchases under this program to better match the accelerating rate of obsolescence. The impact of these changes will result in a slight decrease in overall margins from leasing activity in future periods.

        Compensation expense increased $281,000 (7.5%) in fiscal 1998 versus the same period in fiscal 1997. This increase was primarily due to severance accruals including $163,000 which will be paid during fiscal year 1999.

        Other operating expenses increased $310,000 (11.0%) in fiscal 1998 compared to the same period in fiscal 1997. This increase was primarily attributed to accelerating the amortization of capitalized costs incurred in a securitized financing which was completed in fiscal 1997.

        As the result of a merger related arbitration proceeding, on June 17, 1997, the former International Leasing Corporation shareholders were awarded 560,257 additional shares of Sunrise common stock for the breach of warranty and 38,818 additional shares of Sunrise common stock for repayment of attorneys' fees. The charges relating to these awards ($2,022,000) were included in the financial statements for fiscal 1997.

        Income tax provision as a percentage of income (loss) before taxes was 45.0% in fiscal 1998 as compared to 8.1% in fiscal 1997. The primary reason for the effective tax rates differing from the statutory rates is the lack of deductibility of both the arbitration settlement costs and the related legal costs.

Results of Operations for the Years Ended March 31, 1997 and 1996

          Total revenue for the fiscal year ended March 31, 1997 decreased by $510,000 (1.2%) compared to the previous fiscal year. Operating lease revenue continued to show sustained growth with an increase of $4.5 million (20.4%) compared to the same period in fiscal 1996, which was primarily due to the increase in activity in the Company's vendor leasing programs. Direct financing lease revenues decreased $2.1 million (21.8%) from the previous fiscal year due to fewer new leases being added as compared to the run-off of existing leases. Equipment sales decreased $1.7 million (16.5%) as compared to the same period in fiscal 1996. This decrease is primarily a result of lower off-lease sales coming from the vendor leasing business. Interest income and fee income continued to decline as the Company continued to wind down its asset-based lending business.

Total leasing revenues were as follows:

                                                                           Year ended March 31,
                                                                     1997                              1996
                                                       -------------------------------  -------------------
                                                             Amount             %             Amount            %
     Leasing Revenues
         Vendor (ILC)                                  $     20,352,000       60%       $   13,899,000         44%
         Direct (SLC)                                        13,659,000       40            17,724,000         56
                                                       ----------------       --        ----------------       --
              Total                                    $     34,011,000      100%       $   31,623,000        100%
                                                       ================      ====       ==============        ====

     As a percent of total revenues                                  79.1%                             72.7%
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

        Revenue from equipment sales for the period ended March 31, 1997 decreased $1.7 million as compared to the corresponding period in fiscal 1996. This decrease was primarily the result of lower off-lease sales coming from the vendor leasing business. The gross margin of this activity was 11.6% for the current period ended March 31, 1997 as compared to 9.0% for the same period in fiscal 1996. Gross margins will also vary depending on the Company's ability to purchase equipment at competitive prices and to negotiate attractive selling prices for such equipment.

        Interest income decreased $1.1 million (78.9%) and fee income decreased $100,000 (27.1%) in fiscal 1997 as compared to the same period in fiscal 1996. Both of these decreased primarily due to the cessation of the Company's asset-based lending activities.

        Total costs and expenses increased $6.7 million (17.4%) in fiscal 1997 compared to the same period in fiscal 1996. This increase reflects the additional amounts recorded as reserves on certain lease and loan transactions and the cost of additional shares issued as part of the arbitration settlement.

        Depreciation increased $1.5 million (11.0%) in fiscal 1997 compared to the same period in fiscal 1996. The increase was a result of an increase in operating leases.

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

        During fiscal 1997, the former shareholder of International Leasing Corporation commenced arbitration proceedings against the Company related to the February 1995 merger of the Company with International Leasing Corporation. On June 17, 1997, the former International Leasing Corporation shareholder was awarded 560,257 additional shares of Sunrise common stock for the breach of warranty and 38,818 additional shares of Sunrise common stock for repayment of attorneys' fees.

        Income tax provision as a percentage of income (loss) before taxes was 8.1% in fiscal 1997 as compared to 48.8% in fiscal 1996. The tax provision versus a tax benefit from the pre-tax loss in fiscal 1997 was due principally to the non-deductibility of the settlement from the arbitration award.

Liquidity and Capital Resources

General

        The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, the acquisition of revenue generating equipment. Generally, upon commencement of an SLC original equipment lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company limits its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis, the Company assumes the entire risk on its investment in the loan or equipment.

        At March 31, 1998, the Company had total borrowings outstanding of $54.7 million, of which 43.4 % were nonrecourse. These borrowings consisted of $25.5 million of discounted lease rentals (7.0% of which were recourse and 93.0% of which were non-recourse), $6.7 million of borrowings under bank lines of credit, $3.8 million under a securitized financing facility, $3.7 million note payable to a bank, and a total of $15.0 million of notes payable to King Management Corporation.

        As of March 31, 1998, the Company had a total investment in leasing operations of $81.6 million, which compares to $94.6 million in fiscal 1997. The Company's investment in leasing operations was financed through $23.7 million on non-recourse discount lease financing, $1.8 million of recourse discount lease financing, $18.6 million notes payable and $37.5 million generated by internal funds and recourse bank lines of credit. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases. The decrease in investment in leasing operations is a result of a decrease in the direct leasing business direct financing leases.

        Net cash provided by operating activities was $20.2 million for the year ended March 31, 1998, which includes accounts payable decreasing $5.4 million.

        Equipment expenditures of $30.4 million and a net $14.8 million reduction in borrowings for fiscal 1998 were funded through $20.2 million of cash flows provided by operating activities and through the collection of $4.0 million and $21.0 million in loans and direct financing leases, respectively. Also during 1998 significant reductions in discounted lease financings and securitized borrowings were funded by advances from King Management. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

        Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

        The Company maintains a $25 million line of credit. Of this amount, $6.7 million had been utilized as of March 31, 1998. Advances under the line bear interest at prime and are collateralized by substantially all of the Company's unincumbered assets. The Company's line of credit matures on September 30, 1998. The Company believes this credit facility will be renewed on terms similar to the current facility. The line of credit requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As of March 31, 1998, the Company is in compliance with the terms of these agreements.

        During fiscal 1998, the Company entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. The agreement provides for discretionary loan advances up to $5.5 million based on eligible equipment leases. Advances under the agreement are secured by the eligible equipment leases and are repaid over the term, up to 48 months, of such eligible equipment leases with interest at 3.25% above the yield on U.S. Treasury securities of equivalent term (9.53% at March 31, 1998.) In May 1997, the Company borrowed $5.5 million under this credit facility, of which $3.7 million was outstanding as of March 31, 1998.

         During fiscal 1998, the Company entered into an agreement with King Management wherein King Management agreed to provide funding for approved vendor leasing programs, including making direct loans, and providing certain subordinations and arranging financing packages for the period July 1, 1997 through June 30, 1999. Any direct financing utilized will be on terms as attractive as any other financing facility utilized by the Company. In consideration for the financing commitment, and other services, the Company agreed to allow King Management to participate in specific percentages of vendor lease transactions consummated during the agreement term noted above. During fiscal 1998, King Management purchased leases in the amount of $4,969,000 and made direct loans to Sunrise totaling $15,472,000, of which $14,986,000 were outstanding as of March 31, 1998. Subsequent to March 31, 1998, the Company has extended the term of this agreement for one additional year through June 30, 2000, and King Management's financing commitment has been extended to include financing of direct leases with terms of two years or shorter.

         Based on the financing commitments from King Management, the borrowing capacity under the bank line and its recent success in obtaining additional discount financing, the Company believes that it will be able to finance its anticipated equipment purchasing commitments in fiscal 1999.

         The Company continues to monitor several problem leases and loans. While there are leases and loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs, other than the loan described below, would be material or that they would create new covenant violations on current credit facilities or otherwise limit or reduce the Company's access to credit.

Outlook

         Certain statements contained in this Outlook section and other sections of this document are forward looking, based on current expectations, and actual results may differ materially. The forward looking statements, in particular the statements regarding growth of the company's vendor leasing business, the Company's ability to finance its business, and management's belief that any future loan or lease write-off will not be material, involve a number of risks and uncertainties including the Company's reliance on a few large vendors for its business, its ability to cope with accelerating obsolescence, and to remarket its off-lease equipment at prices that are equal to or better than its book value. In addition to the factors discussed above which could cause actual results to differ from those projected other factors which could cause actual results to differ from expected include the following:

         Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of March 31, 1998, the Company had only two significant vendor leasing programs and has signed agreements for ten other vendor leasing programs. While the Company believes it has the ability and capacity to develop large vendor leasing programs, other than the two it is currently servicing there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

         In order to broaden the base of potential lessees the Company has redefined its underwriting policies. These policy changes result in a greater focus on very short-term leases (1-2 year), expanding our business with customers that traditionally are of lower credit quality, and accepting significantly larger transactions from credit worthy customers at rates which are lower than usual. These changes will result in an increased level of transaction and portfolio risk for the Company and an increased reliance on recourse financing.

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

         Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely a restructured loan and a material lease, as to which the Company has a book value of $4.1 million and a remaining investment of $9.5 million. While lessee payments are being received on a monthly basis there is no assurance that such payments will continue on an uninterrupted basis or that the Company is adequately secured. Any future losses on such loans and lease incurred in excess of the Company's reserves would likely materially affect the Company's future earnings and cash flows, and may cause the Company to be in violation of one or more of its covenants under its credit agreements with its financing sources.

         Financing. The Company's growth and profitability are dependent to a great extent on the Company's ability to finance revenue producing assets. The King Management Corporation's financing commitment, as well as continued reduction in the amount of non-performing assets, have enhanced the Company's ability to obtain required financing. While the Company has been successful in obtaining required recourse and non-recourse financing to date, there is no assurance that all required financing will be available in the future.

         Major Customers/Vendors. At March 31, 1998 and March 31,1997, no leases outstanding to any individual lessee exceeded 5% o the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

         However, 52.6% of the Company's total leasing revenue for the year ended March 31,1998 was generated through a single vendor leasing program. Should this program terminate, the Company would continue to realize related revenues for a period of up to three years. If the Company is unable to replace this business, the Company's future financial results could be materially and adversely affected.

         Residual Values of Leased Equipment. The value of the data processing equipment leased by the Company to its customers represents a substantial portion of the Company's capital. At the inception of each lease, the Company estimates the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The actual realized residual value of leased equipment may differ from its estimated residual value, resulting in profit or loss when the leased equipment is sold or leased again at the end of the initial lease term. If a lessee defaults on a lease which has been discounted by the Company to a financial institution, the financial institution may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. In addition, the high technology equipment which comprises the bulk of the Company's lease portfolio is subject to rapid technological obsolescence typical of the computer industry.

         During the past fiscal year, the Company has experienced losses on a specific vendor program and established reserves to cover anticipated losses in future periods. In addition, the company will be depreciating future equipment acquisitions from this vendor program more quickly. The trend towards shortened product life cycles will continue to add additional risk to maintaining historical leasing margins.

Accounting Changes

      Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was issued in June 1997 and must be adopted by the Company no later than fiscal 1999. The statement requires companies to disclose comprehensive income and its components in the general purpose financial statements.

      SFAS No. 131, "Disclosure about Segments of the Enterprise and Related Information" was issued in June 1997 and must be adopted by the Company no later than fiscal 1999. The statement establishes standards which redefine how operating segments are determined and requires public companies to report financial and descriptive information about reportable operating segments.

      The Company has not completed the process of evaluating the effect of SFAS No. 130, and SFAS No. 131, but does not believe the new accounting pronouncements will significantly effect the Company's financial condition or operating results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedule listed below are included herein on the pages set forth:
                                                                            Page
     Current Independent Auditor's Report on Consolidated
       Financial Statements and Schedule for the year ended March 31, 1998...18

     Former Independent Public Accountants' Report on Consolidated
       Financial Statements as of March 31, 1997 and for each of the two years then ended..................................................19

     Consolidated Balance Sheets as of March 31, 1998 and 1997...............20

     Consolidated Statements of Operations for the years ended March 31,
       1998, 1997, and March 31, 1996........................................21

     Consolidated Statements of Stockholders' Equity for the years ended
       March 31, 1998, 1997 and March 31, 1996...............................22

     Consolidated Statements of Cash Flows for the years ended March 31,
       1998, 1997 and March 31, 1996.........................................23

     Notes to Consolidated Financial Statements..............................24
 .
     Schedule II- Valuation and Qualifying Accounts..........................*

         All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

*Immediately follows signature page of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 12, 1997, Arthur Andersen LLP was dismissed and Deloitte & Touche LLP was appointed as the Company's independent public accountants. Such change in accountants was reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

INDEPENDENT AUDITORS' REPORT


Board of Directors
Sunrise International Leasing Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sunrise International Leasing Corporation (formerly Sunrise Resources, Inc.) and Subsidiaries as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14.a.2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 1998 financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sunrise International Leasing Corporation and Subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 29, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sunrise International Leasing Corporation.:


We have audited the accompanying consolidated balance sheet of Sunrise International Leasing Corporation (a Delaware corporation) (formerly Sunrise Resources, Inc.) and Subsidiaries (the Company) as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise International Leasing Corporation and Subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


                                                     /s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
June 27, 1997

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND 1997

                                                                    1998            1997
                                                                 ------------   ------------
ASSETS:

   Cash and cash equivalents                                     $  2,140,000   $  2,191,000
   Accounts receivable, less allowance for doubtful accounts
     of $260,000 and $494,000, respectively                         3,413,000      1,928,000
   Income taxes receivable                                            672,000      1,245,000
   Inventory held for sale                                            207,000        388,000
   Loans receivable, less allowance for possible losses of
     $1,105,000 and $3,401,000, respectively                        3,328,000      7,503,000

   Investment in leasing operations:
     Direct financing leases                                       27,200,000     45,348,000
     Operating leases, less accumulated depreciation of
       $24,646,000 and $22,973,000, respectively                   49,687,000     42,211,000
     Equipment held for lease                                       4,262,000      6,435,000
     Initial direct costs                                             451,000        590,000
                                                                 ------------   ------------
           Total investment in leasing operations                  81,600,000     94,584,000
                                                                 ------------   ------------

   Furniture and fixtures, less accumulated depreciation of
     $658,000 and $535,000, respectively                              326,000        411,000
   Other assets                                                     2,254,000      1,498,000
                                                                 ------------   ------------
           Total Assets                                          $ 93,940,000   $109,748,000
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements
     Borrowings under lines of credit                            $  6,661,000   $ 13,329,000
     Discounted lease rentals                                      25,476,000     40,198,000
     Securitized borrowings                                         7,532,000     15,481,000
     Recourse participations in loans receivable                                     435,000
     Note payable to King Management Corporation                   14,986,000
                                                                 ------------   ------------
           Total financing arrangements                            54,655,000     69,443,000
                                                                 ------------   ------------
   Accounts payable                                                 1,457,000      6,808,000
   Accrued liabilities                                              3,085,000      4,841,000
     Deferred tax liability                                         3,735,000      1,899,000
                                                                 ------------   ------------
           Total Liabilities                                       62,932,000     82,991,000
                                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized,
     7,788,000 shares issued and outstanding                           78,000         72,000
   Preferred stock, undesignated, par value $.01 per share,
     2,500,000 shares authorized, none issued or outstanding
   Additional paid-in capital                                      27,655,000     25,601,000
   Retained earnings                                                3,275,000      1,084,000
                                                                 ------------   ------------
           Total stockholders' equity                              31,008,000     26,757,000
                                                                 ------------   ------------
           Total liabilities and stockholders' equity            $ 93,940,000   $109,748,000
                                                                 ============   ============


See notes to financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC. ) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended March 31,
                                                           1998            1997           1996
                                                       ------------   ------------    ------------
REVENUES:
   Operating leases                                    $ 33,714,000   $ 26,483,000    $ 21,998,000
   Direct financing leases                                4,792,000      7,528,000       9,625,000
   Equipment sales                                        9,971,000      8,394,000      10,049,000
   Interest income                                          202,000        304,000       1,447,000
   Fee income                                               593,000        269,000         369,000
                                                       ------------   ------------    ------------
         Total revenues                                  49,272,000     42,978,000      43,488,000
                                                       ------------   ------------    ------------

COSTS AND EXPENSES:
   Depreciation                                          19,974,000     15,297,000      13,777,000
   Interest (including $161,000, $145,000 and
      $753,000 respectively paid to a related party)      5,424,000      6,541,000       7,559,000
   Provision for lease and loan losses                    2,790,000      7,512,000       1,853,000
   Cost of equipment sold                                 9,966,000      7,418,000       9,145,000
   Compensation expense                                   4,010,000      3,729,000       3,596,000
   Other operating expenses                               3,125,000      2,815,000       2,671,000
   Arbitration settlement                                                2,022,000
                                                       ------------   ------------    ------------
         Total costs and expenses                        45,289,000     45,334,000      38,601,000
                                                       ------------   ------------    ------------

INCOME (LOSS) FROM OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES                             3,983,000     (2,356,000)      4,887,000

PROVISION FOR INCOME TAXES                                1,792,000        191,000       2,384,000
                                                       ------------   ------------    ------------

NET INCOME (LOSS)                                      $  2,191,000   $ (2,547,000)   $  2,503,000
                                                       ============   ============    ============

NET INCOME (LOSS) PER COMMON SHARE

   BASIC                                               $       0.29   $      (0.35)   $       0.35
                                                       ============   ============    ============

   DILUTED $                                                   0.29   $      (0.35)   $       0.35
                                                       ============   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC                             7,658,000      7,189,000       7,189,000
                                                       ============   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                           7,676,000      7,245,000       7,221,000
                                                       ============   ============    ============


See notes to financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Additional
                                              Common Stock              Paid-in         Retained
                                         Shares         Amount          Capital         Earnings         Total
                                      ------------    ----------     -------------   ------------    --------------

BALANCE AT
   MARCH 31, 1995                        7,189,000    $   72,000     $  25,600,000   $  1,128,000    $   26,800,000

   Employee stock purchases                                                  1,000                            1,000
   Net income                                                                           2,503,000         2,503,000
                                      ------------    ----------     -------------   ------------    --------------

BALANCE AT
   MARCH 31, 1996                        7,189,000        72,000        25,601,000      3,631,000        29,304,000

   Net loss                                                                            (2,547,000)       (2,547,000)
                                      ------------    ----------     -------------   ------------    --------------

BALANCE AT
   MARCH 31, 1997                        7,189,000        72,000        25,601,000      1,084,000        26,757,000

   Stock issued as a result of
     arbitration settlement                599,000         6,000         2,016,000                        2,022,000
   Stock options issued to
     non-employees                                                          38,000                           38,000
   Net income                                                                           2,191,000         2,191,000
                                      ------------    ----------     -------------   ------------    --------------

BALANCE AT
   MARCH 31, 1998                        7,788,000    $   78,000     $  27,655,000   $  3,275,000    $   31,008,000
                                      ============    ==========     =============   ============    ==============



See notes to financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended March 31,
                                                                     1998              1997              1996
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                         $  2,191,000    $ (2,547,000)   $  2,503,000
        Adjustments to reconcile net income (loss) to net
              cash provided by operating activities:
                  Provision for lease and loan losses                2,790,000       7,512,000       1,853,000
                  Depreciation and amortization                     20,947,000      15,409,000      13,834,000
                  Deferred income taxes                              1,792,000         401,000       1,941,000
                  Stock issued for arbitration settlement            2,022,000
                  Stock options issued to non-employees                 38,000
                  Change in operating assets and liabilities:
                      Accounts receivable                           (2,081,000)      1,236,000      (2,941,000)
                      Income taxes                                     617,000         (88,000)     (1,563,000)
                      Other assets                                  (1,195,000)       (831,000)          4,000
                      Inventory held for sale                          181,000        (265,000)         51,000
                      Accounts payable                              (5,351,000)      1,971,000        (145,000)
                      Accrued liabilities                           (1,756,000       2,333,000       1,321,000
                                                                  ------------    ------------    ------------
                      Net cash provided by operating activities     20,195,000      25,131,000      16,858,000
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans receivable                                                      (1,417,000)    (39,297,000)
Principal portion of loans receivable collected                      3,975,000       5,503,000      42,773,000
Purchase of equipment for lease                                    (30,364,000)    (40,646,000)    (43,341,000)
Principal portion of direct financing leases collected              21,016,000      26,115,000      24,203,000
        Purchase of furniture and fixtures                             (85,000)        (40,000)       (132,000)
                                                                  ------------    ------------    ------------
                      Net cash used in investing activities         (5,458,000)    (10,485,000)    (15,794,000)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings on lines of credit                               36,100,000      22,600,000      35,320,000
        Payments on lines of credit                                (42,768,000)    (27,569,000)    (32,630,000)
        Proceeds from discounted lease financing                    11,342,000      12,298,000      32,522,000
        Payments on discounted lease financing                     (26,064,000)    (28,620,000)    (26,437,000)
        Proceeds from note payable related party                    15,472,000       1,955,000            --
        Payments on note payable to related party                     (486,000)     (6,082,000)     (7,606,000)
        Proceeds from participations in loans receivable                  --              --           714,000
        Payments on participations in loans receivable                (435,000)     (4,147,000)     (3,717,000)
        Proceeds from securitized borrowings                         5,499,000      20,000,000
        Payments on securitized borrowings                         (13,448,000)     (4,519,000)
        Issuance of common stock                                                                         1,000
                                                                  ------------    ------------    ------------
                      Net cash used in financing activities        (14,788,000)    (14,084,000)     (1,833,000)
                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
                             CASH EQUIVALENTS                          (51,000)        562,000        (769,000)

CASH AND CASH EQUIVALENTS AT
                             BEGINNING OF YEAR                       2,191,000       1,629,000       2,398,000
                                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF
                             YEAR                                 $  2,140,000    $  2,191,000    $  1,629,000
                                                                  ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
        Interest paid                                             $  3,004,000    $  3,823,000    $  4,246,000
        Income taxes paid                                             (617,000)        423,000       1,392,000

See notes to financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Sunrise International Leasing Corporation (formerly Sunrise Resources, Inc.) (Sunrise or the Company) was incorporated in Minnesota in February 1989. In 1997 the Company was reincorporated under Delaware state law. The Company, through its wholly owned subsidiary Sunrise Leasing Corporation (also d/b/a International Leasing Corporation (ILC)), is primarily in the business of leasing data processing and other equipment. The Company has also established Sunrise Funding Corporation I, a wholly owned subsidiary of Sunrise, as a facility for securitization of leases. The Company has in the past engaged in commercial and asset-based lending through its wholly owned subsidiary Sunrise Financial Resources, Inc. (SFR).

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 1998 and 1997, the Company had restricted cash balances of $891,000 and $818,000, respectively, associated with a compensating debt balance.

      Inventory Held for Sale - Inventory is valued at the lower of specific unit cost or net realizable value.

      Loan Accounting - Loans are stated at the amount of unpaid principal, net of unearned fees from loan origination, and are reduced by an allowance for possible loan losses. Interest is accrued on the unpaid principal balances. Unearned fees from loan origination are deferred and recognized over the loan term as fee income. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued and uncollected income accruals are reversed.

      Lease Accounting - The Company's lease transactions are classified as either direct financing or operating leases. The Company classifies each lease at its inception in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. Direct financing leases are defined as those leases which transfer substantially all of the costs and risks of ownership of the equipment to the lessee.
      The Company classifies a lease as a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (a) the lease term is at least 75% of the estimated economic life of the leased equipment at lease inception; (b) the present value of the rental payments is at least 90% of the fair market value of the leased equipment at lease inception; (c) the lease contains a bargain purchase option; or (d) the lease transfers ownership of the equipment to the lessee by the end of the lease term. Operating leases are defined as those leases in which substantially all the benefits and risks of ownership of the equipment are retained by the Company.

      The lease accounting methods used by the Company are:

           Operating Leases - Monthly payments are recorded as operating lease revenues. The cost of the equipment is recorded as investment in leasing operations - operating leases in the consolidated balance sheet and this cost, less an estimated residual value, is depreciated using the straight-line method over the term of the lease.

           Direct Financing Leases - Direct financing leases consist of future lease payments plus the residual value (collectively referred to as the "gross investment"). The difference between the gross investment in the lease and the cost (or carrying amount, if different) of the leased property is recorded as unearned revenue. The net investment in the lease is the gross investment less unearned revenue and is recorded as investment in leasing operations - direct financing leases in the consolidated balance sheet. The unearned revenue is amortized to direct financing lease revenues over the lease term to produce a constant percentage return on the net investment.

           Residual Values - Residual values represent management's estimate of value of the leased equipment when the lease on such equipment terminates. The estimates are made at the inception of the lease based on management's experience and judgment. The Company evaluates residual values on an ongoing basis and establishes reserves if they determine values to be overstated. No upward revision of residual value is made subsequent to the period of inception of the lease. The residual values are included in investment in leasing operations - operating leases or investment in leasing operations - direct financing leases as applicable.

           Initial Direct Costs - Initial direct costs, primarily sales commissions relating to direct financing and operating leases, are capitalized and amortized over the lease term in proportion to the recognition of income.

      Allowance for Lease and Loan Losses - The allowance for possible lease and loan losses is established through a provision for lease and loan losses charged to expense and is estimated based upon the Company's past loss experience, current economic conditions, and an evaluation of the lease and loan portfolio. The allowance for possible losses is reduced by net lease and loan charge-offs. Current and future economic developments or other factors may have a significant impact on the market value of real estate and other collateral. Accordingly, ultimate losses may vary from current estimates. These estimates are reviewed periodically and adjustments, as they become necessary, are reported in the results of operations in the periods in which they become known. In management's opinion, the allowance for possible lease and loan losses is sufficient to adequately provide for potential losses.

      Equipment Held for Lease - Equipment held for lease is valued at the lower of specific unit cost or net realizable value. Equipment consists primarily of those items assigned to lease contracts that have not yet commenced.

      Depreciation   -  Furniture  and  fixtures  are   depreciated   using  the
      straight-line method over the expected useful lives of the assets (3-5 years). Rental equipment is depreciated using the straight-line method over the term of the lease and is depreciated to its estimated residual value.

      Other  Assets  -  Other  assets  includes   goodwill  net  of  accumulated
      amortization  of  $519,000  and  $563,000  at March  31,  1998  and  1997,
      respectively, representing the excess of cost over the fair value of identifiable net assets at the date of the ILC merger and is being amortized over a 15-year period. At the balance sheet date, management assessed whether there had been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from the acquired business unit with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. Also included in other assets is the carrying value of certain assets which the Company has taken ownership of in settlement of outstanding loans and leases.

      Income Taxes - Deferred income taxes are provided for differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

      Accounting for Equipment Sales - Revenues and cost of sales of equipment are recognized when title to the equipment is transferred to the customer. In addition, leases that entitle the lessee to purchase the equipment for a nominal amount at the end of the lease term and which are discounted on a nonrecourse basis at the lease commencement date, leaving the Company with no interest in the transaction, are treated as equipment sales.

      Fee Income - Fee income primarily consists of late fees collected on past due accounts.

      Net Income (Loss) Per Common and Common Equivalent Share - During 1998, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the disclosure of Basic and Diluted Earnings per share (EPS). Basic EPS is computed using income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to give effect to all dilutive potential common shares that were outstanding during the period.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates to record lease and loan loss reserves and estimated residual values. Ultimate results could differ from those estimates.

      Recent Accounting Pronouncements - In fiscal 1996, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118). SFAS No. 114 establishes the accounting for creditors for impairment of certain loans. The adoption of SFAS No. 114 did not have a material impact on the Company's financial position or results of operations.

      In fiscal 1997, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which establishes new accounting standards for the impairment of long-lived assets. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

      In fiscal 1997, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation. The Company has elected to continue to follow the accounting guidance of Accounting Principles Board Opinion No. 25 (APB No.
      25), Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. The adoption of SFAS No. 123 did not have a material impact on the Company's financial position or results of operations.

      In fiscal 1997, the Company also adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations.

      SFAS No. 130 "Reporting Comprehensive Income" was issued in June 1997 and must be adopted by the Company no later than fiscal 1999. The statement requires companies to disclose comprehensive income and its components in the general purpose financial statements.

      SFAS No. 131, "Disclosure about Segments of the Enterprise and Related Information" was issued in June 1997 and must be adopted by the Company no later than fiscal 1999. The statement establishes standards which redefine how operating segments are determined and requires public companies to report financial and descriptive information about reportable operating segments.

      The Company has not completed the process of evaluating the effect of SFAS No. 130, and SFAS No. 131, but does not believe the new accounting pronouncements will significantly effect the Company's financial condition or operating results.

2.    LOANS RECEIVABLE

      Loans by Collateral Type: The composition of the loans receivable portfolio by collateral type was as follows at March 31:

                                                                                       1998              1997
      Commercial loans, collateralized primarily by receivables                                    $        161,000
      Commercial loans, collateralized by equipment, marketable
         securities and other                                                                             5,163,000
      Real estate loans                                                           $        99,000         1,038,000
      Non-accrual loans                                                                 4,393,000         5,475,000
      Nonrecourse participations                                                                           (867,000)
                                                                                  ---------------  ----------------
                                                                                        4,492,000        10,970,000
      Less -
         Allowance for possible loan losses                                            (1,105,000)       (3,401,000)
         Unearned fees from loan origination                                              (59,000)          (66,000)
                                                                                  ---------------- ----------------
                                                                                  $     3,328,000  $      7,503,000
                                                                                  ===============  ================

      During the second quarter of fiscal 1996, management made the determination to wind down the commercial and asset-based lending business. In the fourth quarter of fiscal 1997, management further concluded that additional provisions for potential losses were needed and provided for potential losses on three loans in the amount of $2,365,000.

      As of March 31, 1998 and 1997, the Company's recorded investment in impaired and other loans and the related valuation allowances are as follows:

                                                        March 31, 1998                      March 31, 1997
                                               ---------------------------------    ----------------------
                                                 Recorded           Valuation        Recorded           Valuation
                                                Investment          Allowance       Investment          Allowance
      Impaired loans:
         Non-accrual                           $    4,168,000    $       880,000   $    5,250,000    $    3,176,000
         Other                                        225,000            225,000          225,000           225,000
      Performing loans                                 99,000                           6,362,000
      Nonrecourse participations                                                         (867,000)
                                               --------------    ---------------   --------------    --------------
      Totals                                   $    4,492,000    $     1,105,000   $   10,970,000    $    3,401,000
                                               ==============    ===============   ==============    ==============

      The activity in the allowance for possible loan losses was as follows:

                                                                                Years Ended March 31,
                                                                       1998             1997              1996

      Balance at beginning of year                              $      3,401,000   $    2,773,000   $     2,125,000
      Provision for loan losses                                          200,000        2,485,000         1,239,000
      Loans written off                                               (2,496,000)      (1,857,000)         (591,000)
                                                                -----------------  --------------   ---------------
      Balance at end of year                                    $      1,105,000   $    3,401,000   $     2,773,000
                                                                ================   ==============   ===============

      When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued, and uncollected income accruals are reversed. During the years ended March 31, 1998, 1997 and 1996, the Company did not recognize fee and interest income totaling $850,000, $771,000 and $1,064,000, respectively, related to impaired loans.

      While the Company believes that its current reserves are adequate, it continues to monitor closely a restructured loan and a material lease to an individual customer, as to which the Company has an aggregate book value of $4.1 million and an aggregate remaining contractual balance of $9.5 million. While payments are being received on a monthly basis there is no assurance that such payments will continue on an uninterrupted basis or that the Company is adequately secured. Any losses incurred in excess of the Company's reserves for these accounts would likely materially affect the Company's future earnings and cash flows, and may cause the Company to be in violation of one or more of its covenants under its credit agreements with its financing sources.

3.    INVESTMENT IN LEASING OPERATIONS

      Direct Financing Leases: The components of assets leased under direct financing leases consist of the following:

                                                                                               March 31,
                                                                                        1998              1997

      Future minimum lease rentals                                                $    35,653,000  $     54,871,000
      Estimated residual values of leased equipment                                     2,888,000         4,021,000
                                                                                  ---------------  ----------------
                                                                                       38,541,000        58,892,000
      Less unearned revenue on lease rentals                                           (5,749,000)       (8,282,000)
      Less reserves for direct financing leases                                        (5,592,000)       (5,262,000)
                                                                                  ---------------- ----------------
      Net investment in direct financing leases                                   $    27,200,000  $     45,348,000
                                                                                  ===============  ================

      Value at Lease Termination - The estimated net book value at lease termination for direct financing and operating leases is as follows:

                                           Direct
                                         Financing       Operating
                                           Leases          Leases          Total
      Years ending March 31:
         1999                            $1,607,000    $   698,000   $ 2,305,000
         2000                               754,000        457,000     1,211,000
         2001                               494,000        865,000     1,359,000
         2002                                33,000           --          33,000
                                        -----------    -----------   -----------
                                          2,888,000      2,020,000     4,908,000
         Less residual reserve             (294,000)          --        (294,000)
                                        -----------    -----------   -----------
                                        $ 2,594,000    $ 2,020,000   $ 4,614,000
                                        ===========    ===========   ===========

      Future Minimum Lease Payments - Future minimum lease payments on direct financing and operating leases are due as follows:

                                                     Direct
                                                   Financing          Operating
                                                     Leases             Leases
      Years ending March 31:
         1999                                    $18,659,000        $27,476,000
         2000                                     10,041,000         11,481,000
         2001                                      3,905,000          3,151,000
         2002                                      1,193,000
         2003 and thereafter                       1,855,000
                                                 -----------        -----------
                                                 $35,653,000        $42,108,000
                                                 ===========        ===========

4.    SIGNIFICANT CONCENTRATIONS IN LOANS AND LEASES

      At March 31, 1998 and 1997, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

      Revenues for the year ended March 31, 1998 included $25,916,000 or 52.6% of the Company's total revenues generated through its relationship with a single vendor. Should this relationship cease, revenues and cash flows would continue with individual lessees through the scheduled expiration of such leases.

5.     FINANCING ARRANGEMENTS

      Lines of Credit - The Company has a $25,000,000 line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $20,647,000 at March 31, 1998. The balance outstanding on this line of credit at March 31, 1998 and 1997 was $6,661,000 and $13,329,000, respectively. Advances are at prime (8.5% at March 31, 1998) and are collateralized by substantially all unsecured assets of the Company. This line of credit facility matures on September 30, 1998. The Company believes this credit facility will be renewed on terms similar to the current facility.

      This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other non-financial covenants. As of March 31, 1998, the Company is in compliance with the terms of these agreements.

      Securitization - On October 31, 1996, the Company and certain subsidiaries entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes. Dougherty Dawkins, Inc. is an investment banking firm of which a former director of the Company is Vice Chairman. The notes are secured by certain leases contributed to Sunrise Funding by Sunrise Leasing. The outstanding balance on this securitization was $3,877,000 and $15,481,000 at March 13, 1998 and 1997, respectively. At
      March 31, 1998, borrowings under the agreement accrue interest at 9.25% and are secured by leases with a net book value of $6,721,000.

      On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a securitization facility with National City Bank of Minneapolis. These notes are secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's line of credit. The balance outstanding on this securitization was $3,655,000 with interest accruing at 9.53% at March 31, 1998.

      Interest expense related to the above described credit facilities was $1,303,000, $2,290,000 and $1,474,000 for the years ended March 31, 1998,
      1997 and 1996, respectively.

      Financing arrangement with King Management Corporation - Prior to November 8, 1996, the Company had an outstanding note payable to The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. This note was collateralized by certain lease and rental equipment and was paid in full on November 8, 1996.

      On June 16, 1997, the Company entered into a financing arrangement with KMC. Under the financing arrangement, for the period from July 1, 1997 through June 30, 1999, KMC has committed to provide or assist the Company in arranging whatever financing is necessary to enable the Company to grow its vendor leasing business unencumbered by the availability of financing. During fiscal 1998, under the financing arrangement, KMC provided two fundings totaling $15,472,000. The balance outstanding was $14,986,000 at March 31, 1998. The notes bear interest at prime minus 0.25% (8.25% at March 31, 1998), and are secured by lease equipment.

      In consideration for the commitment described above and other services, the Company agreed to allow KMC to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 1999. Specific leases are identified as the property of KMC and are not included in the Company's portfolio. During 1998, KMC purchased leases in the amount of $4,969,000 under this participation agreement.

      Interest expense paid to KMC related to the financing arrangements described above were $161,000, $145,000 and $753,000, for the years ended March 31, 1998, 1997, and 1996, respectively.

      Discounted lease rentals - Discounted lease rentals consist of the following:

                                                        March 31,
                                                 1998              1997

         Nonrecourse borrowings            $    23,697,000  $     30,761,000
         Recourse borrowings                     1,779,000         9,437,000
                                           ---------------  ----------------
                                           $    25,476,000  $     40,198,000
                                           ===============  ================

      The Company utilizes certain of its lease rentals receivable and underlying equipment in lease transactions as collateral to borrow from financial institutions at fixed rates primarily on a nonrecourse basis. In the event of a default by a lessee on a nonrecourse borrowing, the financial institutions have a first lien on the underlying leased equipment with no further recourse against the Company. For recourse borrowings, the financial institution can seek recourse from the Company in addition to having a first lien on the asset. The liability associated with the proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals are reduced by the interest method.

      Future minimum lease payments and interest expense on leases that have been discounted are as follows:

                                      Minimum Lease
                                     Payments to be
                                      Received by      Discounted      Future
                                       Financial         Lease         Interest
                                      Institution        Rentals       Expense

      Years ending March 31:
         1999                         $16,619,000     $15,108,000   $ 1,511,000
         2000                           8,460,000       7,951,000       509,000
         2001                           2,300,000       2,228,000        72,000
         2002                             191,000         189,000         2,000
                                      -----------     -----------   -----------
                                      $27,570,000     $25,476,000   $ 2,094,000
                                      ===========     ===========   ===========

      Certain recourse discounted lease rental agreements require the Company to maintain financial ratios and to comply with other covenants similar to those required in the Company's credit facility agreements. As of March 31, 1998, the Company was in compliance with such covenants.

      Effective interest rates on the discounted lease rentals ranged from 6.0% to 10.5% at March 31, 1997. Interest expense on discounted lease rentals was $2,833,000, $4,043,000, and $4,648,000 for the years ended March 31,
      1998, 1997, and 1996, respectively.

6.     INCOME TAXES

      The provision for income taxes consisted of the following:

                                                  Years Ended March 31,
                                            1998         1997          1996
      Current payable (refundable)
         Federal                                       $ (197,000) $   372,000
         State and other                                  (13,000)      71,000
                                                       ----------  -----------
                                                         (210,000)     443,000
                                                       ----------  -----------
      Deferred
         Income taxes                      1,792,000      457,000    1,658,000
         Valuation allowance                              (56,000)     283,000
                                         -----------   ----------  -----------
                                           1,792,000      401,000    1,941,000
                                         -----------   ----------  -----------
              Total                      $ 1,792,000   $  191,000  $ 2,384,000
                                         ===========   ==========  ===========


      A reconciliation of income tax provision (benefit) at the federal statutory rates to the income tax provision at the effective rate is as follows:

                                                                 Years Ended March 31,
                                                         1998           1997          1996
      Federal income tax provision (benefit)
         at statutory rates                           $ 1,354,000   $  (801,000)   $ 1,662,000
      State income taxes, net of federal tax effect       245,000      (141,000)       290,000
      AMT valuation allowance and other                    21,000       324,000        432,000
       Settlement and legal costs associated with
         the shareholder arbitration                      172,000       809,000           --
                                                      -----------   -----------    -----------
                                                      $ 1,792,000   $   191,000    $ 2,384,000
                                                      ===========   ===========    ===========

      The components of deferred taxes consist of the following:

                                                                                               March 31,
                                                                                        1998              1997
      Deferred tax assets
         Lease revenue                                                            $    24,194,000  $     21,476,000
         Allowances for doubtful accounts and lease and loan losses                     2,751,000         3,564,000
         Net operating loss                                                             3,876,000         1,736,000
         Alternative minimum tax credits                                                1,267,000         1,267,000
         Other assets                                                                     400,000
         Deferred revenue                                                                 133,000           186,000
         Other                                                                            131,000           100,000
                                                                                  ---------------  ----------------
                Total deferred tax assets                                              32,752,000        28,329,000
                                                                                  ---------------  ----------------
      Deferred tax liabilities
         Depreciation                                                                 (35,167,000)      (28,954,000)
         Prepaid assets                                                                   (53,000)           (7,000)
                                                                                  ---------------- ----------------
                Total deferred tax liabilities                                        (35,220,000)      (28,961,000)
      Valuation allowance                                                              (1,267,000)       (1,267,000)
                                                                                  ---------------- ----------------
                Net deferred tax liability                                        $    (3,735,000) $     (1,899,000)
                                                                                  ================ ================


7.     STOCKHOLDERS' EQUITY

      Stock Option Plan - The Company has a Stock Option Plan (the Plan) pursuant to which incentive stock options and nonqualified stock options for up to 750,000 shares of common stock may be granted to officers, directors, key employees, or certain advisors or consultants. Incentive stock options are granted at exercise prices not less than the market price on the date of grant and are exercisable no later than ten years from such date. Incentive stock options generally vest and become exercisable at 25% per year beginning one year from the date of grant, although some grants are exercisable immediately. Nonqualified stock options are granted at exercise prices determined by the Stock Option Committee of the Board of Directors on the date of grant and are exercisable as established by such committee.

      A summary of the status of the Company's stock option plan at March 31, 1998, 1997, and 1996 and changes during the years then ended is presented in the table and narrative below:

                                              1998                         1997                       1996
                                     ------------------------     -----------------------    ---------------------
                                                   Weighted                     Weighted                  Weighted
                                      Number        Average         Number       Average      Number       Average
                                        of         Exercise           of        Exercise        of        Exercise
                                      Shares         Price          Shares        Price       Shares        Price

      Outstanding at
         beginning of year            479,125      $  4.09          555,625      $  4.65      449,500     $  5.98

      Granted                         553,506         3.38          101,500         2.66      299,125        3.28
      Exercised                            --                            --                        --
      Canceled                        (47,625)        4.52         (178,000)        5.01     (193,000)       5.63
                                    ----------                   -----------                 ---------
      Outstanding at end
         end of year                  985,006         3.67          479,125         4.09      555,625        4.65

      Exercisable at end of year      513,378         3.59          177,375         4.58      172,750        5.23
      Weighted average fair value
      per share of options granted             $ 1.69                       $ 1.17                    $ 1.34

      The 985,006 options outstanding at March 31, 1998 have exercise prices between $2.63 and $8.50, with a weighted average exercise price of $3.67 and a weighted average remaining contractual life of 5.6 years.

      Of the 553,506 options granted during fiscal 1998, 541,506 of the options were issued pursuant to a June 16, 1997 agreement between the Company, Peter J. King (Mr. King) and The King Management Corporation (KMC). In
      conjunction with this agreement, Mr. King was issued two options to purchase common stock of the Company. Each option entitled Mr. King to purchase 270,753 shares of common stock at the fair value of the Company stock on June 16, 1997. The first option was granted for past services by Mr. King as Director and Chairman to the Company and became exercisable on the date of grant. This option was accounted for as an employee option under APB 25 and SFAS 123. The second option was granted for Mr. King's future services as Chairman and for financing commitments made by KMC (which is controlled by Mr. King) to the Company for the two-year period of July 1, 1997 through June 30, 1999. The exercisability of this option is reduced from four years to two years in the event that Sunrise has an uninterrupted supply of financing (note 4) for approved vendor programs. Due to this impact on vesting and other provisions of the agreement, the Company has determined that 25% of the option will be treated as a non-employee option. The remaining 75% of this option will be accounted for as an employee option under APB No. 25 and SFAS No. 123. Based on the Black-Scholes Valuation Model, the portion of this option relating to the financing commitment from KMC was $97,000, which will be charged to the Company's operations over the two year accelerated vesting period assuming KMC will provide Sunrise an uninterrupted supply of financing. Compensation expense of $38,000 has been recognized for this stock option grant in fiscal 1998.

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates of 6.1 and 5.7 percent for the options; expected lives of 5 years for both years; expected volatility of 46 and 38 percent.

      The Company accounts for employee option grants under APB No. 25, and accordingly no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:
                                                           March 31,
                                                      1998         1997
      Net income (loss):
         As reported                              $ 2,191,000  $ (2,547,000)
         SFAS No. 123 expense                        (800,000)      (90,000)
                                                  ------------ ------------
           Pro forma net income (loss)            $ 1,391,000  $ (2,637,000)
                                                  ===========  ============

         Weighted Average Common and Common
           Equivalent Shares Outstanding            7,676,000     7,245,000
                                                  -----------  ------------

      Net income (loss) per share-diluted
         As reported                              $      0.29      $  (0.35)
         Pro forma                                       0.18         (0.36)

      Employee Stock Purchase Plan - The Company has an Employee Stock Purchase Plan under the terms of which 150,000 shares of authorized but unissued common stock were reserved. This plan provides that employees may authorize payroll deductions to be made for the purpose of acquiring shares at 85% of market price. A total of 39,235 shares of common stock have been purchased under the plan as of March 31, 1998. There are 110,765 shares of common stock available for purchase in the future.

      Warrants - Warrants were outstanding for the purchase of 135,000 shares of the Company's common stock at $9.45 per share which were issued in connection with the Company's secondary offering in April 1993. These warrants expired unexercised on April 21, 1998.

8.    PROFIT SHARING 401(k) PLAN

      The Company has a profit sharing plan (the 401(k) Plan) which was implemented in February 1994. The 401(k) Plan is a salary reduction cash or deferred profit sharing plan intended to meet the requirements of
      Section 401(k) of the Internal Revenue Code. All employees who have completed at least three months of service and have attained the age of 21 are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to contribute up to 18% of their gross compensation into the 401(k) Plan each year. The Company may make discretionary contributions to the 401(k) Plan on behalf of eligible participants in an amount determined by the Board of Directors. The Company's contributions to the 401(k) Plan were $32,000, $24,000 and $20,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

9.    COMMITMENTS AND CONTINGENCIES

      Future Lease Commitments - The Company rents office facilities at five locations. Total rent expense incurred for the office facilities for the years ended March 31, 1998, 1997 and 1996 was $332,000, $309,000 and
      $344,000, respectively. Future minimum lease commitments (net of subleases) are as follows:

      Years ending March 31:
         1998                                         $ 183,000
         1999                                           181,000
         2000                                           170,000
         2001                                            99,000
                                                      ---------
                                                      $ 633,000

      Litigation - During fiscal 1997, former stockholders of ILC commenced arbitration proceedings against the Company relating to the February 1995 merger of the Company with The P.J. King Companies, Inc. (d/b/a International Leasing Corporation) (ILC) on the basis that, in their view, problems underlying the net investment in several direct financing loans and leases arose prior to the merger and were not disclosed. They also asserted other claims regarding valuation of certain other assets of the Company at the time of the merger. In addition to seeking money damages or additional shares of the Company's common stock, the former ILC stockholders attempted to obtain rescission of the merger.

      On June 17, 1997, a decision was released by the arbitrator on these proceedings. ILC stockholders were denied rescission and reformation of the merger agreement as well as relief on five other claims. They were however granted relief on one count and awarded a settlement of 560,257 additional shares of Sunrise common stock. This award, valued at $1,891,000, was charged to expense for fiscal 1997. Additionally, they were awarded repayment of attorney's fees relating to breach of warranty to this arbitration payable by 38,818 additional shares of Sunrise common stock. This award valued at $131,000 was also charged to expense for fiscal 1997. These proceedings were conducted under the agreement of binding arbitration and therefor no further disputes or settlements with the Company are expected to arise in connection with the merger agreement.

      The Company is involved in various other legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or results of operations.

10.    RELATED-PARTY TRANSACTONS

      The Company has adopted a policy of not entering into transactions in which any officer, director, stockholder or affiliate of the Company has a partial financial interest unless the transaction has been approved by a majority of the disinterested directors of the Company based on a determination that the terms of such transactions are no less favorable to the Company then those which could be obtained from unaffiliated third parties. In addition to the transactions described in Notes 5 and 7, the following summarizes significant transactions with related parties:

      a. During fiscal 1997, the Company paid $338,000 to a corporation affiliated with a former member of the Company's Board of Directors for assistance in arranging a securitization of $20 million for the Company.

      b. During fiscal 1998, certain employees of KMC dedicated a significant amount of time to management of the Company. In addition, under the terms of the lease participation agreement described in Note 5, during 1998, the Company has begun to provide certain lease portfolio administration services to KMC. To date there has been no agreement between the Company and KMC regarding compensation for such services. Management of the Company and KMC expect to formalize these arrangements during 1999. The impact of formalizing these arrangements is not expected to have a significant impact on the financial statements of the Company.

11.    QUARTERLY FINANCIAL DATA (Unaudited)

      The following is a summary of quarterly financial data for fiscal years 1998 and 1997:

Fiscal 1998                        June 30      September 30  December 31     March 31      Total

Revenues                          $11,125,000   $11,628,000   $13,512,000   $13,007,000  $49,272,000
Net income (loss)                     877,000       958,000       835,000      (479,000)   2,191,000
                                 ============   ===========   ===========   ===========  ===========
Net income (loss)
   per share-basic                $      0.12   $      0.12   $      0.11   $     (0.06) $      0.29
                                 ============   ===========   ===========   ===========  ===========
Net income (loss)
   per share-diluted              $      0.12   $      0.12   $      0.11   $     (0.06) $      0.29
                                 ============   ===========   ===========   ===========  ===========


Fiscal 1997                        June 30      September 30  December 31     March 31      Total

Revenues                          $10,670,000   $10,738,000   $11,294,000   $10,276,000  $42,978,000
Net income (loss)                   1,093,000       926,000       851,000    (5,417,000)  (2,547,000)
                                 ============   ===========   ===========   ===========  ===========
  Net income (loss)
   per share-basic                $      0.15   $      0.13   $      0.12   $     (0.75) $     (0.35)
                                 ============   ===========   ===========   ===========  ===========
  Net income (loss)
   per share-diluted              $      0.15   $      0.13   $      0.12   $     (0.75)$      (0.35)
                                 ============   ===========   ===========   ===========  ===========

      During the fourth quarter of 1998, the Company provided $1,895,000 for losses on leases and loans. Also included in the fourth quarter are charges in the amount of $500,000 representing a reduction in residual value of assets in a specific vendor program.

12.    SUBSEQUENT EVENT

      Subsequent to March 31, 1998, the Company extended the financing and lease participation agreement with KMC, described in note 5, for one year. The agreement now extends through June 30, 2000. In addition, KMC has also agreed to provide recourse financing of certain direct leases.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        Other than "Executive Officers of the Company," which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report.

        (1)  Consolidated   Financial   Statements.   The  following   financial
        statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

        Current Independent Auditors' Report for the year ended March 31, 1998 Former Independent Public Accountants' Report as of March 31, 1997 and
          for each of the two years then ended
        Consolidated Balance Sheets as of March 31, 1997 and 1996
        Consolidated Statements of Operations for the years ended March 31,
          1997,  1996 and 1995
        Consolidated Statements of Stockholders' Equity for the years ended
          March 31, 1997,  1996 and 1995
        Consolidated Statements of Cash Flows for the years ended March 31,
          1997, 1996 and 1995
        Notes to Consolidated Financial Statements

        (2) Consolidated Financial Statement Schedules. The following schedule immediately follows the signature page of this Annual Report on Form 10-K.

        Schedule II.  Valuation and Qualifying Accounts
        All  other  schedules  are  omitted  as  the  required   information  is
        inapplicable or the information is inapplicable or the information is presented in the financial statements or related notes.

        (3) Exhibits. See Exhibit Index immediately following the schedule which follows the signature page of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K.

        During the quarter ended March 31, 1998, the Company filed a report on form 8-K dated March 9, 1998 to report the description of its securities subsequent to its reorganization and reincorporation in Delaware on October 18, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUNRISE INTERNATIONAL LEASING CORPORATION


Date:  June 26 , 1998               By:  /s/ Peter J. King
                                         Peter J. King, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

        Each person whose signature appears below constitutes Peter J. King and Jeffrey G. Jacobsen, the undersigned's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

      Signatures                     Title                            Date


/s/ Peter J. King       Chairman of the Board, Chief Executive     June 26, 1998
Peter J. King           Officer and Director (principal executive
                        officer and principal financial officer)

/s/ Nanette Herpst      Manager of Corporate Accounting            June 26, 1998
Nanette Herpst          (principal accounting officer)


/s/ Jeffrey G. Jacobsen Secretary and Director                     June 26, 1998
Jeffrey G. Jacobsen


/s/ Donald R. Brattain  Director                                   June 26, 1998
Donald R. Brattain


/s/ Thomas R. King      Director                                   June 26, 1998
Thomas R. King

                    Sunrise International Leasing Corporation

                                   Schedule II

                        Valuation and Qualifying Accounts


                                   Balance at   Charged to    Deductions    Balance
                                   Beginning    costs and       net of      at end
                                   of period    expenses      recoveries    of period
                                   ----------   ----------   -----------  -----------
Description

Allowance for doubtful accounts:

Year ended March 31, 1998          $  494,000   $  596,000   $  830,000   $  260,000

Year ended March 31, 1997             626,000      373,000      505,000      494,000


Residual Value Reserve:

Year ended March 31, 1998          $5,262,000   $1,994,000   $1,664,000   $5,592,000

Year ended March 31, 1997           1,093,000    4,654,000      485,000    5,262,000


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

Commission File No.:   0-19516
For the Fiscal Year Ended
March 31, 1998

                    SUNRISE INTERNATIONAL LEASING CORPORATION
Exhibit
Number                            Description

3.1     Certificate of  Incorporation,  --  incorporated by reference to Exhibit
        3.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997.

3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,1997.

4.1     Specimen  of Common  Stock  Certificate--incorporated  by  reference  to
        Exhibit 4.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997.

10.1* The Company's 1991 Stock Option Plan--As amended and restated through February 1995 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.2*   The  Company's  1992  Employee  Stock  Purchase   Plan--incorporated  by
        reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992.

10.3 Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota--incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Reg. No. 33-59694.

10.4 Credit Agreement between American Bank and Trust Company N.A. and the Company--incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report ended September 30, 1993.

10.5 Amendment No. 1 to Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

10.6 Agreement and Plan of Reorganization dated October 14, 1994 by and among the Company, The P.J. King Companies, Inc. d/b/a International Leasing Corporation, King Management Corporation, Peter J. King, Stephen D. Higgins, as Trustee under the William B. King Stock Trust dated November 21, 1989 for the benefit of William B. King, and Stephen D. Higgins, as Trustee under the Russell S. King Stock Trust dated November 11, 1989 for the benefit of Russell S. King--incorporated by reference to Exhibit
        2.1 to Company's Current Report on Form 8-K dated February 13, 1995.

10.7 Shareholders Agreement dated as of February 13, 1995 among the Company, Peter J. King, Stephen D. Higgins, as Trustee under the William B. King Stock Trust dated November 21, 1989 for the Benefit of William B. King, and Stephen D. Higgins, as Trustee under the Russell S. King Stock Trust dated November 11, 1989 for the benefit of Russell S. King, and each of the other ILC shareholders listed on Schedule 1 thereto--incorporated by reference to Exhibit 2.2 to Company's Current Report on Form 8-K dated February 13, 1995.

10.8 Amendment No. 2 to Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota - incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

10.9 Amendment No. 3 to Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota- incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

10.10*  Amendment to the Company's  1991 Stock Option Plan dated October 4, 1994
        - incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

10.11 Amended and Restated Credit Agreement between First Bank National Association and the Company--incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

10.12 Amendment to Security Agreement dated June 22, 1995 between the Company and King Holding Corporation--incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.13 First Amendment to Amended and Restated Credit Agreement dated October 1, 1996 between the Company and First Bank National Association--incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.14 Promissory Note Extension Agreement dated October 1, 1996 between the Company and First National Bank Association--incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.15* Incentive Compensation Plan for Fiscal Year 1997--incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.16 Replacement promissory note dated November 7, 1996 between the Company and Daiwa Bank, Limited at the Sumitomo Bank, Limited--incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.17 Amended and Restated Loan and Security Agreement dated November 7, 1996 between the Company and Daiwa Bank, Limited--incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.18 Purchase Agreement Dated October 31, 1996 by and among the Company, Sunrise Funding Corporation I, Sunrise Leasing Corporation and Dougherty Funding, Inc.--incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.19 Lease Receivables-Backed Note, Series 1996-1 dated November 8, 1996 in the principal amount of $20,000,000 by Sunrise Funding Corporation I in favor of Dougherty Funding, Inc.--incorporated by reference to Exhibit
        10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.20 Indenture amount Sunrise Funding Corporation I, Sunrise Leasing Corporation and Norwest Bank Minnesota, National Association dated November 1, 1996--incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.21 Contribution Agreement dated November 1, 1996 between Sunrise Leasing Corporation and Sunrise Funding Corporation I--incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.22 Servicing Agreement dated November 1, 1996 between Sunrise Funding Corporation I and Sunrise Leasing Corporation--incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.23 Severance Agreement and Release dated November 12, 1996 between the Company and William B. King--incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.24 Portfolio Purchase Agreement and Guaranty dated November 27, 1996 between Sunrise Leasing Corporation and The CIT Group--incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.25 Discretionary Revolving Credit Agreement dated May 15, 1997 between Sunrise Leasing Corporation and National City Bank of Minneapolis--incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

10.26 Security Agreement dated May 15, 1997 between Sunrise Leasing Corporation and National City Bank of Minneapolis--incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

10.27 Promissory Note in the principal amount of $5,498,960.57 dated May 15, 1997 in favor of National City Bank of Minneapolis--incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

10.28 Agreement dated June 16, 1997 among the Company, Peter J. King and The King Management Corporation--incorporated by the reference to Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.29   Nonqualified  Stock  Option  Agreement  dated June 18, 1997  between the
        Company and Peter J. King (accelerated vesting upon performance)-- incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September, 30 1997.

10.30 Nonqualified Stock Option Agreement dated June 18, 1997 between the Company and Peter J. King (fully vested)--incorporated by reference to
        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.

10.31 Separation Agreement and Release of Claims dated November 13, 1997 between the Company and Barry J. Schwach.

11.1    Per Share Earnings Computations

21.1 List of Subsidiaries--incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

23.1    Consent Deloitte & Touche LLP

23.2    Consent of Arthur Andersen LLP

24.1 Power of Attorney for certain directors (included on signature page of Form 10-K)

27.0    Financial Data Schedule (filed with electronic version only)

* Management contract or other compensatory plan.