Form 10-K/A
period 1998-03-31
SUNRISE INTERNATIONAL LEASING CORP
filed 1998-07-29
CIK 879022

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

This Amendment No. 1 to the Form 10-K for the year ended March 31, 1998 is being filed to amend Part III as follows:

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

                           Current Positions with the Company and Principal
Name and Age               Occupations for the Past Five Years and Other             Director
of Nominee                 Information                                                 Since

Peter J. King              Mr. King has served as the Company's  Chief Executive      1997
     70                    Officer and Chief  Financial  Officer  since April 1,
                           1998. In April 1997, Mr. King was re-appointed to the
                           Company's  Board of Directors and was also  appointed
                           Chairman  of the  Board in June  1997.  Mr.  King had
                           previously  served  as  Chairman  of the  Board  from
                           February 1995 to February 1996 and as a Director from
                           February  1995  to  July  1996.  Mr.  King  also  had
                           previously  served  as  a  member  of  the  Company's
                           Interim CEO Committee from July 1995 until July 1996.
                           Mr. King founded  International  Leasing  Corporation
                           ("ILC") in 1974 and served as its President until ILC
                           was merged  into the Company in  February  1995.  Mr.
                           King also serves as  Chairman of The King  Management
                           Corporation.  Mr. King is not related to Thomas King,
                           a Director of the Company.

Donald R. Brattain         Mr.  Brattain has served as a Director of the Company      1989
     57                    since November 1989. From July 1995 to July 1996, Mr.
                           Brattain served as a member of the Company's  Interim
                           CEO Committee;  and, from July 1991 to February 1995,
                           he served as the Company's Chairman of the Board. Mr.
                           Brattain  has  served  as  President  of  Brattain  &
                           Associates,  LLC, an investment company,  since 1981.
                           He is also a director of Everest Medical  Corporation
                           and  Featherlite  Mfg.,  Inc.

Thomas R. King             Mr.  King has  served as a  Director  of the  Company      1991
     58                    since December 1991. From July 1991 to July 1997, Mr.
                           King served as Secretary of the  Company,  and,  from
                           February   1996  to  June  1997,  he  served  as  the
                           Company's  Interim Chairman of the Board. He has been
                           an officer and  shareholder  of  Fredrikson  & Byron,
                           P.A., the Company's legal counsel,  for more than the
                           past five  years.  He is also a director  of Datakey,
                           Inc. Mr. King is not related to Peter King,  Chairman
                           of the Board.

Jeffrey G. Jacobsen        Mr.  Jacobsen was appointed a member of the Company's      1997
     50                    Board of Directors  in April 1997  and has served  as
                           Secretary  of the  Company  since July 1997.  In June
                           1998,  Mr.  Jacobsen was appointed an Executive  Vice
                           President of the Company.  Mr. Jacobsen has served as
                           President  of The King  Management  Corporation  from
                           April 1997 to June 1998.  He  continues to serve as a
                           director  of The  King  Management  Corporation.  Mr.
                           Jacobsen  served  as Vice  President  of The  Network
                           Systems Group of Storage  Technology  from March 1983
                           to April 1997.


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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from April 1, 1997 through March 31, 1998, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with, except that Mr. Brattain reported one transaction on a Form 4 that was not timely filed and Mr. Peter King reported two transactions on a Form 4 that was not timely filed, and as trustee of a Voting Trust Agreement, filed a Form 3 late.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to each person who served during fiscal 1998 in the capacity of (i) Chief Executive Officer or (ii) an executive officer whose total salary and bonus earned during fiscal 1998 exceeded $100,000. Mr. Peter King, the Company's current Chief Executive Officer, is not included in this table since he did not serve in such capacity during fiscal 1998.


                                                                            Long Term Compensation
                                                                       -----------------------------------
                                    Annual Compensation                       Awards               Payouts
                        --------------------------------------------   -------------------------   -------
                                                                       Restricted
Name and                                                                 Stock       Options/       LTIP
 Principal    Fiscal                                 Other Annual      Awards(s)       SARs        Payouts       All Other
 Position     Year      Salary($)     Bonus($)(1)   Compensation($)       ($)           (#)         ($)      Compensation($)(2)
-----------   ------    -----------   -----------   ----------------   ----------   ------------   -------   ------------------

Errol F.      1998      197,600          5,000             ---            ---         ---           ---            2,400
Carlstrom     1997      150,000        111,860             ---            ---         ---           ---            1,913
  Former      1996       37,500         15,000             ---            ---       250,000         ---              ---
Chief
Executive
Officer &
President

Barry J.      1998      126,000(3)         ---             ---            ---         ---           ---           52,500(4)
Schwach       1997      126,000         10,000             ---            ---        25,000         ---            1,606
  Former      1996      126,000         62,600             ---            ---        4,000          ---            1,499
Executive
  Vice
President
of Finance and
Administration
and CFO

Dana C.       1998      128,853(5)         ---             ---            ---         ---           ---            2,400
Prescott      1997      126,000            ---         160,000            ---        4,000          ---            2,250
  Former      1996      126,000            ---          12,600            ---        10,000         ---            1,123
Senior Vice
President
- National
  Sales Manager

R. Bradley    1998       88,169          7,000             ---            ---         ---           ---            1,831
  Pike        1997       75,000         35,795             ---            ---        5,000          ---              844
  Vice        1996        6,250            ---             ---            ---         ---           ---              ---
President
-  Asset
Management

------------------

(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.

(2) Represents total Company matching contributions to the Company's 401(k) plan.

(3)      Includes $42,000 paid to Mr. Schwach pursuant to a Severance Agreement.
         See  section   entitled   Employment   and   Severance   Agreements  or
         Arrangements.

(4) Represents payment made in fiscal year 1998 for severance payments due for April 1, 1998 through August 31, 1998.

(5)      Includes  $84,000  paid  to  Mr.  Prescott   pursuant  to  a  Severance
         Agreement. See section entitled Employment and Severance Agreements or Arrangements.

Option Grants During 1998 Fiscal Year

         The Company did not grant any stock options or stock appreciation rights during fiscal 1998 to the named executive officers in the Summary Compensation Table.

Option Exercises During 1998 Fiscal Year and Fiscal Year-End Option Values

         The following table provides information related to options and warrants exercised by the named executive officers during fiscal 1998 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

                                                                                               Value of Unexercised
                                                                                                   In-the-Money
                              Shares                           Number of Securities                Options at
                             Acquired                         Underlying Unexercised             March 31, 1998
                                on           Value           Options at March 31, 1998            Exercisable/
          Name               Exercise       Realized         Exercisable/Unexercisable          Unexercisable(1)

Errol F. Carlstrom              --             --               100,000 exercisable            $62,500 exercisable
                                                               150,000 unexercisable          $93,750 unexercisable

Barry J. Schwach                --             --               33,500 exercisable             $32,500 exercisable
                                                                  0 unexercisable                $0 unexercisable

Dana C. Prescott                --             --               14,500 exercisable              $1,250 exercisable
                                                                5,500 unexercisable           $13,438 unexercisable

R. Bradley Pike                 --             --                2,500 exercisable              $3,125 exercisable
                                                                2,500 unexercisable            $3,125 unexercisable


(1) Value is calculated on the basis of the difference between the option exercise price and $3.875, the closing sale price for the Company's Common Stock at March 31, 1998 as quoted on the Nasdaq National Market, multiplied by the number of shares of Common Stock underlying the option.

Employment and Severance Agreements or Arrangements

         In connection with the March 31, 1998 resignation of Errol Carlstrom as the Company's President and Chief Executive Officer, a severance agreement was entered into, under which Mr. Carlstrom is receiving $12,500 per month for the period of April 1, 1998 through March 31, 1999. Pursuant to the Agreement, Mr. Carlstrom was also paid an additional $4,167 in each of the months of April through June 1998. Mr. Carlstrom agreed to not compete with the Company until March 31, 2001. Mr. Carlstrom has advised the Company that he is contesting certain terms of the severance agreement, including the non-competition provisions.

         Pursuant to an agreement by and among the Company, Mr. Peter King and The King Management Corporation ("King Management"), a corporation which is controlled by Mr. King, dated June 16, 1997, as amended on June 23, 1998 (the "Management Agreement"), it was agreed that Mr. King or King Management would provide certain management services to the Company. Pursuant to the Management Agreement, Mr. King is an employee of the Company and will serve as Chairman of the Board and Chief Executive Officer until June 30, 2000 at a salary of $200,000 per year. In addition to stock options to purchase an aggregate of 541,506 shares at $3.375 per share granted to Mr. King at the time the Management Agreement was first entered into, on June 23, 1998, Mr. King received
(i) a fully vested seven-year nonqualified stock option to purchase 250,000 shares at $3.25 per share under the Company's 1991 Stock Option Plan and (ii) a seven-year nonqualified cliff vesting stock option to purchase 400,000 shares at $3.25 per share outside of the Company's 1991 Stock Option Plan. The cliff vesting options vest after six years if Mr. King continues to be an employee of the Company. Vesting is accelerated if the Company's Common Stock attains certain agreed closing average stock prices, as reflected in the Nasdaq Market System, for a period of ten consecutive business days, as follows: 125,000 shares at $5.00, 125,000 shares of $6.00 and 150,000 shares at $7.00. The
Management Agreement provides that Mr. King and/or King Management would provide certain services to the Company, including but not limited to working with management on current and prospective vendor relationships, monitoring problem leases and loans; assisting the Company on meeting financing requirements and working with the Company's bankers. See the section entitled Certain Relationships and Related Transactions for additional arrangements pursuant to the Management Agreement.

         On November 6, 1997, the Company entered into a Separation Agreement and Release of Claims with Dana Prescott, the Company's former Senior Vice President - National Sales Manager, in connection with Mr. Prescott's resignation as an officer and employee of the Company. Pursuant to the Agreement, Mr. Prescott continued to receive his base salary of $10,500 per month through April 30, 1998, plus all benefits in connection with the Company's employee benefit plans. In addition, Mr. Prescott was paid for accrued but unused vacation. In addition, Mr. Prescott agreed that, for a two-year period beginning September 1, 1997, he would not (i) compete with the Company, (ii) contact the Company's customers or (iii) solicit any of the Company's employees to leave the Company. The Agreement contains mutual releases.

         On November 13, 1997, the Company entered into a Separation Agreement and Release of Claims with Barry Schwach, the Company's former Chief Financial Officer, in connection with Mr. Schwach's resignation as an officer and employee of the Company as of November 30, 1997. The Agreement provides that Mr. Schwach receive an amount equal to his base monthly salary, $10,500, each month from December 1, 1997 through August 31, 1998; provided, however, in January 1998, Mr. Schwach was paid $84,000, the entire balance of such monthly payments. In addition, Mr. Schwach agreed that, for the period through August 31, 1998, he would not (i) compete with the Company, (ii) contact the Company's customers or
(iii) solicit any of the Company's employees to leave the Company. Mr. Schwach also agreed that he would not disclose confidential information relating to the Company. The Agreement contains mutual releases.

Compensation of Directors

         Meeting Fees. During fiscal 1998, the Company paid each director who was not an employee of the Company (a "Non-Employee Director") an annual retainer of $2,500 plus $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. On June 23, 1998, the annual retainer was increased to $10,000, and the payment for each Board meeting was increased to $1,500. Mr. Peter King agreed that he would not receive such fees during the period of his consulting agreement as described in the section entitled Certain Relationships and Related Transactions below.

         Stock Option Grants. The Company's 1991 Stock Option Plan has provided for the automatic grant of stock options to each Non-Employee Director to purchase the following number of shares of the Company's Common Stock at exercise prices equal to 100% of the current market price on the date of grant:
(i) 10,000 shares upon such Non-Employee Director's initial election to the Board, and (ii) 2,000 shares upon such Non-Employee Director's annual re-election to the Board of Directors, which option is immediately exercisable in full. On June 23, 1998, subject to shareholder approval, the Board amended the 1991 Stock Option Plan to increase the initial grant to a new non-employee director to 15,000 shares, which option becomes exercisable to the extent of 2,000 shares immediately, 2,500 shares after year one, 3,000 shares after year two, 3,500 shares after year three and 4,000 shares after year four. Mr. Peter King agreed that he would not receive options under the formula stock option grants to Non-Employee Directors during the period of his consulting agreement as described in the section entitled Certain Relationships and Related Transactions below. In addition, for their services as a director, each of Mr. Donald Brattain and Mr. Thomas King were granted an option to purchase 20,000 shares at $3.25 per share, which options are immediately exercisable, subject to shareholder approval of an amendment to the Company's 1991 Stock Option Plan to permit discretionary option grants to Non-Employee Directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information as of July 23, 1998 concerning the beneficial ownership of the Company's Common Stock by (i) each director and nominee for director of the Company, (ii) the named executive officers in the Summary Compensation Table, (iii) persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of July 23, 1998 and (iv) all directors and executive officers as a group.

 Name (and Address of                                       Number of shares                       Percent
 5% Holders) or Identity of Group                        Beneficially Owned(1)                    of Class(2)
 Peter J. King                                                   4,292,879(3)                        51.5%
 c/o King Management Corporation
 5500 Wayzata Boulevard, #750
 Minneapolis, MN 55416

 Donald R. Brattain                                                336,300(4)                         4.3%

 Thomas R. King                                                     22,000(5)                          *

 Jeffrey G. Jacobsen                                                 9,029(6)                          *

 Errol F. Carlstrom                                                      0                             *

 R. Bradley Pike                                                     2,500(7)                          *

 Barry J. Schwach                                                  128,218(8)                         1.6%

 Dana C. Prescott                                                   12,760                             *

 Stephen D. Higgins, Individually                                2,889,179(9)                        36.9%
   and as a Trustee
 23785 Strehler Road
 Loretto, MN 55357

 Heartland Advisors, Inc.                                          630,000(10)                        8.1%
 790 North Milwaukee Street
 Milwaukee, WI 53202

 All Current Executive Officers and                              4,662,708(11)                       55.7%
   Directors as a Group
   (5 persons)

-------------

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

(3) Represents (i) 3,436,797 shares that are subject to a Shareholder Voting Trust Agreement dated May 27, 1998, pursuant to which Mr. Peter King has the sole power to vote such shares, which shares include (a) 517,158 shares held by Mr. King directly, (b) 370,818 shares held by The King Management Corporation, of which Mr. King is a principal shareholder, officer and director, (c) 1,286,439 shares held by Stephen
         D. Higgins, Trustee, William B. King Stock Trust UA dated November 21, 1989 for the benefit of William B. King (the "WBK Trust"), and (d) 1,262,382 shares held by Stephen D. Higgins, Trustee, Russell S. King Stock Trust UA dated November 21, 1989 for the benefit of Russell S. King (the "RSK Trust"); (ii) 335,329 shares held by the WBK Trust, which shares are subject to a proxy granting Mr. King the power to vote such shares solely for approval of the Company's stock option plans, as defined by Schedule 14A of the Securities Exchange Act of 1934, and not with respect to any other matter submitted to shareholders; and (iii) 520,753 shares which may be acquired by Mr. King within 60 days after July 23, 1998 upon exercise of an outstanding stock option. Mr. King does not have dispositive power over the shares held by the WBK Trust or RSK Trust, but does have sole dispositive power over all other shares described in this footnote. The Company has relied on information contained in Amendment No. 6 to Schedule 13D filed by Mr. King with the Securities and Exchange Commission on July 24, 1998 and information provided by Mr. King.

(4) Includes 6,000 shares which may be acquired by Mr. Brattain within 60 days after June 23, 1998 upon exercise of outstanding stock options. Does not include 20,000 shares which may be acquired by Mr. Brattain within 60 days after July 23, 1998, subject to shareholder approval of an amendment to the Company's 1991 Stock Option Plan, upon exercise of an outstanding stock option (see section entitled Compensation of Directors above).

(5) Includes 14,000 shares which may be acquired by Mr. Thomas King within 60 days after June 23, 1998 upon exercise of outstanding stock options. Does not include 20,000 shares which may be acquired by Mr. King within 60 days after July 23, 1998, subject to shareholder approval of an amendment to the Company's 1991 Stock Option Plan, upon exercise of an outstanding stock option (see section entitled Compensation of Directors above).

(6) Includes 4,000 which may be acquired by Mr. Jacobsen within 60 days after July 23, 1998 upon exercise of outstanding stock options.

(7) Represents 2,500 shares which may be acquired by Mr. Pike within 60 days after July 23, 1998 upon exercise of outstanding stock options.

(8) Includes 7,500 which may be acquired by Mr. Schwach within 60 days after July 23, 1998 upon exercise of outstanding stock options.

(9) Includes (i) 2,548,821 shares, of which (a) 1,286,439 shares are held by Mr. Higgins as Trustee of the WBK Trust and (b) 1,262,382 shares held by Mr. Higgins as Trustee of the RSK Trust, all of which shares are subject to a Shareholder Voting Trust Agreement dated May 27, 1998, pursuant to which Mr. Peter King has the sole power to vote such shares (see note (3) above), and (ii) 335,329 shares held by Mr. Higgins as Trustee of the WBK Trust, of which Mr. Higgins has sole voting power; provided, however, that the power to vote such shares solely with respect to approval of the Company's stock option plans, and not with respect to any other matter submitted to shareholders, has been granted to Mr. King pursuant to a proxy (see note (3) above). Mr. Higgins has sole dispositive power over all of the shares described in this footnote. The Company has relied on information contained in Amendment No. 4 to Schedule 13D filed by Mr. Higgins with the Securities and Exchange Commission on July 24, 1998.

(10) The shares are held in investment advisory accounts of Heartland Advisors, Inc. ("Heartland"). One of the accounts, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the Company's Common Stock. Heartland has the sole power to vote and dispose of the shares;
         however, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. The Company has relied on information contained in a
         Schedule 13G dated February 2, 1998 filed by Heartland with the Securities and Exchange Commission.

(11) Includes 297,253 shares of Common Stock which may be acquired within 60 days after July 23, 1998 upon the exercise of outstanding options, 370,818 shares held by a corporation, and 2,884,150 held by trusts.



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

         In connection with the February 1995 merger with International Leasing Corporation, the Company entered into a Consulting and Noncompetition Agreement ("Consulting Agreement") with Peter J. King, whereby Mr. King provided consulting services to the Company for three years ending February 13, 1998, Mr. King was paid $5,000 a month during the third year of the Consulting Agreement.

         Pursuant to an agreement by and among the Company, Mr. Peter King and The King Management Corporation ("King Management"), a corporation which is controlled by Mr. King, dated June 16, 1997, as amended on June 23, 1998 (as amended, the "Management Agreement"), it was agreed that Mr. King or King Management agreed to provide certain management services to the Company through June 30, 2000. Pursuant to the Management Agreement, Mr. King is an employee of the Company and will serve as Chairman of the Board and Chief Executive Officer until June 30, 2000 (see Employment and Severance Agreements or Arrangements above). The Management Agreement provides that Mr. King and/or King Management would provide certain services, including but not limited to working with management on current and prospective vendor relationships, monitoring problem leases and loans; assisting the Company on meeting financing requirements and working with the Company's bankers. Pursuant to the Management Agreement, King Management has provided the Company access to certain of its employees, including Jeff Jacobsen, a director of the Company and its Executive Vice President. These employees have been expending at least 85% of their time on Sunrise matters from April 1, 1998 through June 30, 1998. For these services, King Management has been paid $125,000. Two King Management employees, including Jeff Jacobsen, became full-time employees of the Company on June 23, 1998. Three King Management employees continue to provide services to the Company for which King Management will be reimbursed. Employees of the Company may also provide services to King Management for which the King Management may be reimbursed. Upon joining the Company on June 23, 1998, Mr. Jacobsen received ten-year options to purchase 100,000 shares of Common Stock and the second King
Management employee received options to purchase 10,000 shares. In addition, options for 17,000 shares have been granted to the three other King Management employees providing services to the Company and who remain King Management employees. All of these options have an exercise price of $3.25 per share. Pursuant to the Management Agreement, King Management has agreed to provide subordinated debt financing, direct financing and/or other financial assistance to the Company for a period of three years in consideration of King Management's right to participate as lessor to the extent of 25% of certain higher-risk vendor leasing programs and risk pools and to the extent of 15% of all other vendor leasing programs of the Company. King Management has agreed to provide to the Company the use of its balance sheet resources to enable the Company to meet its vendor leasing program financing requirements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SUNRISE INTERNATIONAL LEASING CORPORATION


Date:  July 28, 1998                        By: /s/ Peter J. King
                                            Peter J. King, Chairman and
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Form 10-K for year ended March 31, 1998 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                     Title                                                Date

/s/ Peter J. King                     Chairman of the Board, Chief Executive                 July 28, 1998
Peter J. King                            Officer and Director (principal executive
                                         officer and principal financial officer)

/s/ Nanette Herpst                    Manager of Corporate Accounting                        July 28, 1998
Nanette Herpst                           (principal accounting officer)


/s/ Jeffrey G. Jacobsen               Executive Vice President, Secretary                   July 28, 1998
Jeffrey G. Jacobsen                      and Director


      *                               Director
Donald R. Brattain


      *                               Director
Thomas R. King


* /s/ Peter J. King                                                                          July 28, 1998
Peter J. King, Attorney-in-Fact
pursuant to Power of Attorney