Form 10-Q
period 1998-06-30
SUNRISE INTERNATIONAL LEASING CORP
filed 1998-08-14
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the Quarter Ended                              Commission File Number
      June 30, 1998                                         0-19516


                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     41-1632858
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

     7,822,796 shares of Common Stock, $.01 par value as of August 7, 1998.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
          Included herein is the following unaudited financial information:

          Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998.

          Consolidated Statements of Operations for the three month periods ended June 30, 1998 and 1997.

          Consolidated Statements of Cash Flows for the three month periods ended June 30, 1998 and 1997.

          Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                          June 30,           March 31,
                                                                                          1998                 1998
                                                                                    ---------------     --------------
ASSETS
   Cash and cash equivalents                                                        $     1,912,000    $      2,140,000
   Accounts receivable, less allowance for doubtful accounts
     of $376,000 and $260,000                                                               426,000           3,413,000
   Income taxes receivable                                                                  200,000             672,000
   Inventory held for sale                                                                  132,000             207,000
   Loans receivable, less allowance for possible losses of $1,120,000
     and $1,105,000                                                                       2,962,000           3,328,000

   Investment in leasing operations:
     Direct financing leases                                                             24,303,000          27,200,000
     Operating leases, less accumulated depreciation of
       $26,640,000 and $24,646,000                                                       52,344,000          49,687,000
     Equipment held for lease                                                             2,076,000           4,262,000
      Initial direct costs                                                                  405,000             451,000
                                                                                    ---------------    ----------------
       Total investment in leasing operations                                            79,128,000          81,600,000
                                                                                    ---------------    ----------------

   Furniture and fixtures, less accumulated depreciation
     of $601,000 and $658,000                                                               293,000             326,000
   Other assets                                                                           2,398,000           2,254,000
                                                                                    ---------------    ----------------
       Total Assets                                                                $     87,451,000    $     93,940,000
                                                                                   ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Notes payable                                                                  $     8,039,000    $      6,661,000
     Securitized borrowings                                                               4,077,000            7,532,00
Discounted lease rentals                                                                 21,817,000          25,476,000
     Notes payable to King Management Corporation                                        12,975,000          14,986,000
                                                                                    ---------------    ----------------
       Total financing arrangements                                                      46,908,000          54,655,000
                                                                                     --------------    ----------------
Accounts payable                                                                            851,000           1,457,000
   Accrued liabilities                                                                    4,101,000           3,085,000
   Accrued income taxes                                                                      78,000                  --
   Deferred tax liability                                                                 3,735,000           3,735,000
                                                                                    ---------------    ----------------
       Total Liabilities                                                                 55,673,000          62,932,000
                                                                                    ---------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized
     7,810,000 shares issued and outstanding, respectively                                   78,000              78,000
   Capital stock, undesignated, $.01 par value,
     2,500,000 shares authorized, none issued or outstanding                                     --                  --
   Additional paid-in capital                                                            27,725,000          27,655,000
   Retained earnings                                                                      3,975,000           3,275,000
                                                                                    ---------------      --------------
       Total Shareholders' Equity                                                        31,778,000          31,008,000
                                                                                    ---------------      --------------
       Total Liabilities and Shareholders' Equity                                  $     87,451,000      $   93,940,000
                                                                                   ================      ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                Three Months
                                                              Ended June  30,
                                                          1998                1997
                                                    ---------------    ---------------
REVENUES
   Operating leases                                 $     8,735,000    $     7,920,000
   Direct financing leases                                  845,000          1,390,000
   Equipment sales                                        1,699,000          1,658,000
   Interest Income                                             --               70,000
   Fee income                                               114,000             87,000
                                                    ---------------    ---------------
     Total Revenues                                      11,393,000         11,125,000
                                                    ---------------    ---------------

COSTS AND EXPENSES
   Depreciation                                           5,466,000          4,332,000
   Interest                                               1,039,000          1,491,000
   Provision for lease and loan losses                      413,000            270,000
   Cost of equipment sold                                 1,718,000          1,650,000
   Compensation expense                                     785,000            964,000
   Other operating expenses                                 701,000            734,000
                                                    ---------------    ---------------
     Total Costs and Expenses                            10,122,000          9,441,000
                                                    ---------------    ---------------

INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                                       1,271,000          1,684,000
PROVISION FOR INCOME TAXES                                  572,000            807,000
                                                    ---------------     --------------

NET INCOME                                            $     699,000       $    877,000
                                                    ===============     ==============

NET INCOME PER COMMON SHARE
       BASIC                                          $        0.09       $       0.12
                                                    ===============     ==============
       FULLY DILUTED                                  $        0.09       $       0.12
                                                    ===============     ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                      7,804,000          7,291,000
                                                    ===============     ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - DILUTED                    7,840,000          7,291,000
                                                    ===============     ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Three Months
                                                                        Ended June 30,
                                                                  1998                1997
                                                              ---------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $       699,000     $       877,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                               413,000             270,000
    Depreciation and amortization                                   5,949,000           4,588,000
    Stock option exercises                                             58,000
    Stock options issued to non-employees                              12,000
    Stock issued for arbitration settlement                                             2,022,000
    Change in operating assets and liabilities:
        Accounts receivable                                         2,822,000         (1,049,000)
Income taxes receivable                                               472,000           1,245,000
        Other assets                                                 (217,000)             21,000
        Inventory held for sale                                        75,000              (4,000)
        Accounts payable                                             (606,000)            670,000
        Accrued liabilities                                         1,016,000          (1,799,000)
        Accrued income taxes                                           78,000             230,000
                                                              ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                           10,771,000           7,071,000
                                                              ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease                                (8,131,000)        (11,346,000)
    Principal portion of direct financing leases collected          4,518,000           6,540,000
    Principal portion of loans receivable collected                   366,000             661,000
    Purchase of furniture and fixtures                                 (6,000)             (9,000)
                                                              ----------------    ---------------
           NET CASH USED IN INVESTING ACTIVITIES                   (3,253,000)         (4,154,000)
                                                              ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                                     9,050,000           8,000,000
    Payments on notes payable                                      (7,672,000)         (8,872,000)
    Proceeds from securitized borrowings                                   --           5,499,000
    Payments on securitized borrowings                             (3,454,000)         (3,298,000)
    Proceeds from discounted lease financing                          834,000           1,420,000
Payments on discounted lease financing                             (4,493,000)         (6,145,000)
    Payments on participations in loans receivable                         --            (124,000)
    Payments on note payable to related party                      (2,011,000)                 --
                                                              ---------------     ---------------
           NET CASH USED IN FINANCING
              ACTIVITIES                                           (7,746,000)         (3,520,000)
                                                              ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            (228,000)           (603,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,140,000           2,191,000
                                                              ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     1,912,000     $     1,588,000
                                                              ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                     551,000             821,000
    Income taxes paid (received)                                       21,000                  --

See notes to financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED JUNE 30, 1998 and 1997 (Unaudited)

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of June 30, 1998 and March 31, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations"contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

     During March 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which requires the disclosure of basic earnings per share and fully diluted earnings per share. The Company adopted SFAS No. 128 in fiscal 1998 and it has had no material impact on the financial position or the results of operations of the Company.

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

     Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, for the periods presented are equivalent to net income.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 45% for the three months ended June 30, 1998, and 48% for the three months ended June 30, 1997.

3.   LOANS RECEIVABLE

     Loans by Collateral Type
     The composition of the loans receivable portfolio by collateral type was as follows:

                                                  June 30,       March 31,
                                                    1998           1998
                                                 -----------    -----------

     Real estate loans                                   --         99,000
     Non-accrual loans                            4,141,000      4,393,000
                                                 -----------    -----------
                                                  4,141,000      4,492,000

     Less:
       Allowance for possible loan losses        (1,120,000)    (1,105,000)
       Unearned fees from loan origination          (59,000)       (59,000)
                                                 -----------    -----------
                                                 $ 2,962,000    $ 3,328,000
                                                 ===========    ===========

     Loan Portfolio Activity and Allowance for Possible Loan Losses

     As of June 30, 1998 and March 31, 1998, the Company's recorded investment in impaired and other loans and the related valuation allowances was as follows:

                                     June 30, 1998                     March 31, 1998
                                Recorded       Valuation          Recorded      Valuation
                               Investment      Allowance          Investment    Allowance

     Impaired loans -
       Nonaccrual            $   3,916,000   $   895,000        $  4,168,000   $  880,000
       Other                       225,000       225,000             225,000      225,000
     Performing loans                   --            --              99,000           --
                             -------------   -----------        ------------   ----------
                             $   4,141,000   $ 1,120,000        $  4,492,000   $1,105,000
                             =============   ===========        ============   ==========



4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:
                                       June 30,            March 31,
                                         1998                1998
                                    ---------------    ---------------

         Non-recourse               $    20,534,000    $    23,697,000
         Recourse                         1,283,000          1,779,000
                                    ---------------    ---------------
                                    $    21,817,000    $    25,476,000
                                    ===============    ===============

5.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $23.8 million at June 30, 1998. The loan balance outstanding as of quarter end was $8.0 million. Advances under the line bear interest at prime, (8.5% at June 30, 1998) and are collateralized by substantially all otherwise unsecured assets of the Company. This line of credit facility matures on September 30, 1998. The Company believes this credit facility will be renewed on terms similar to the current facility.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As of June 30, 1998, the Company is in compliance with the terms of these agreements.

     Term Loan

     On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a term loan with National City Bank of Minneapolis. This term loan is secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's bank line of credit. As of June 30, 1998 the outstanding balance on this loan was $2.5 million.

     Securitization

     On October 31, 1996, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issued by the Company to private institutional investors. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000 and subsequent advance of $7.0 million was funded on January 31, 1997. As of June 30, 1998, the outstanding balance on the transaction was $1,528,000.

     Financing arrangement with King Management Corporation

     On June 16, 1997, the Company entered into a financing arrangement with KMC which was extended in June 1998. Under the financing arrangement, for the period from July 1, 1997 through June 30, 2000, KMC has committed to provide or assist the Company in arranging whatever financing is necessary to enable the Company to grow its vendor leasing business unencumbered by the availability of financing. During fiscal 1998, under the financing arrangement, KMC provided two fundings totaling $15,472,000. The balance outstanding was $12,975,000 at June 30, 1998. The notes bear interest at prime minus 0.25% (8.25% at March 31, 1998), and are secured by lease equipment.

     In consideration for the commitment described above and other services, the Company agreed to allow KMC to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 2000. Specific leases are identified as the property of KMC and are not included in the Company's portfolio. In the first quarter of 1999, King Management purchased leases in the amount of $1,915,000. Total purchased leases from inception of the agreement through June 30, 1998 are $6,884,000.

7.    RELATED PARTY

     Management Agreement

     Pursuant to an agreement by and among the Company, Mr. Peter King and The King Management Corporation ("King Management"), a corporation which is controlled by Mr. King, dated June 16, 1997, as amended on June 23, 1998 (the "Management Agreement"), it was agreed that Mr. King or King Management would provide certain management services to the Company through June 30, 2000. Pursuant to the Management Agreement, Mr. King is an employee of the Company and will serve as Chairman of the Board and Chief Executive Officer until June 30, 2000 at a salary of $200,000 per year. Pursuant to the management agreement, Mr. King was granted stock options to purchase an aggregate of 541,506 shares at $3.375 per share, on June 23, 1998, Mr. King was granted (i) a fully vested seven-year nonqualified stock option to purchase 250,000 shares at $3.25 per share under the Company's 1991 Stock Option Plan and (ii) a seven-year nonqualified cliff vesting stock option to purchase 400,000 shares at $3.25 per share outside of the Company's 1991 Stock Option Plan. The cliff vesting options vest after six years if Mr. King continues to be an employee of the Company. Vesting is accelerated if the Company's Common Stock attains certain agreed closing average stock prices, as reflected in the Nasdaq Market System, for a period of ten consecutive business days, as follows: 125,000 shares at $5.00, 125,000 shares of $6.00 and 150,000 shares at $7.00. The Management Agreement provides that Mr. King and/or King Management will provide certain services to the Company, including but not limited to working with management on current and prospective vendor relationships, monitoring problem leases and loans, assisting the Company on meeting financing requirements and working with the Company's bankers.

     Pursuant to the Management Agreement, King Management has provided the Company access to, certain of its employees, including Jeffrey Jacobsen, a director of the Company and its Executive Vice President. These employees have been expending at least 85% of their time on Sunrise matters from April 1, 1998 through June 30, 1998. For these services, King Management has been paid $125,000. Two King Management employees, including Mr. Jacobsen, became full-time employees of the Company on June 23, 1998. Three King Management employees continue to provide services to the Company for which the Company will be reimbursed. Employees of the Company may also provide services to King Management for which the King Management may be reimbursed. Upon joining the Company as an employee on June 23, 1998, Mr. Jacobsen received ten-year options to purchase 100,000 shares of Common Stock and the second King Management employee received options to purchase 10,000 shares. In addition, options for 17,000 shares have been granted to the three other King Management employees providing services to the Company and who remain King Management employees. All of these options have an exercise price of $3.25 per share. Pursuant to the Management Agreement, King Management has agreed to provide subordinated debt financing, direct financing and/or other financial assistance to the Company for a period of three years in consideration of King Management's right to participate as lessor to the extent of 25% of certain higher-risk vendor leasing programs and risk pools and to the extent of 15% of all other vendor leasing programs of the Company. King Management has agreed to provide to the Company the use of its balance sheet resources to enable the Company to meet its vendor leasing program financing requirements.

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

Results of Operations for the Three Months Ended June 30, 1998 and 1997

Total revenue from leasing activity increased approximately $270,000 (2.9%) for the three months ended June 30, 1998, as compared to the corresponding period in fiscal 1998. The majority of the revenue increase came from a $815,000 (10.3%) increase in operating lease revenue for the three month period ended June 30, 1998, as compared to the previous fiscal year. The increase in operating lease revenues was offset by a decrease in direct financing lease revenue of $545,000 (39.2%) for the three month period ended June 30, 1998, as compared to the corresponding period in fiscal 1998. The increase in operating lease revenue and the decrease in direct finance revenue are a result of the Company's continuing effort to expand and focus on the vendor leasing business. Operating lease revenue was, and will continue to be, affected by King Management's right to participate as lessor to the extent of 15% or 25% of the Company's vendor lease programs.
See Note 7 to Consolidated Financial Statements.

Total leasing revenues were as follows (dollar amounts in millions):

                                             Three Months
                                            Ended June 30,
                                        1998              1997
                                    --------------    -------------
                                    Amount   %        Amount    %
   Leasing Revenues:
         Vendor                    $  7.1    74%    $  6.4     69%
         Direct                       2.5    26        2.9     31
                                   ------   ---     ------    ---
            Total                  $  9.6   100%    $  9.3    100%
                                   ======   ====    ======    ====

   As a percent of total revenues       84.1%             83.7%
                                        =====             =====

Margins from leasing activities (leasing revenue less depreciation and interest expense) were 32.1% and 37.5% for the three month period of fiscal 1999 and fiscal 1998, respectively. Margins will fluctuate from period to period based upon the mix of direct financing and operating leases and the extent to which the Company finances leases with internally generated funds. Margins will also be affected by the mix and age of direct finance and operating leases in the current portfolio. Leasing margins for the quarter were impacted by changes in management's estimates relative to depreciation on a specific vendor program and depreciation relative to interim rents.

In order to limit the impact of any interest rate fluctuations on its leasing transactions, the Company continually monitors its lease rate factors relative to interest rates on borrowed funds. The lease rate factors are adjusted periodically on new leases to correspond to any change in interest rates on borrowed funds supporting the related transactions.

Revenue from equipment sales increased $41,000 for the three-month period ended June 30, as compared to the corresponding period in fiscal 1998. The gross margin loss on equipment sales were 1.1% of sales revenue for the three month period of fiscal 1999, compared to gross margin income 0.5 for the corresponding period in fiscal 1998.

Interest income decreased $70,000 (100%) for the three month period of fiscal 1999 as compared to the corresponding period in fiscal 1998. This decrease was caused by the continuing liquidation of the SFR loan portfolio which coincided with the Company's decision to discontinue its commercial and asset-based lending services.

Fee income increased $27,000 (31.0%) for the three month period of fiscal 1999 as compared to the same period in fiscal 1998. This increase is due to an increase in the collection of late fees.

Total costs and expenses increased $681,000 for the three month period of fiscal 1999 as compared to the corresponding period in fiscal 1998. The decrease in interest expense reflects lower average borrowings during the period, as well as the lower cost of borrowing under King Management's financing commitment.

Depreciation expense for the three month period ended June 30, 1998 increased $1.1 million (26.2%) over the same period in fiscal 1998. This increase was due to the continued increase in vendor operationg leases, as well as accelerating the depreciation on a specific vendor program and increasing the amount of depreciation relative to interim rents.

Interest expense decreased $452,000 (30.3%) for the three month period of fiscal 1999 as compared to the corresponding period in fiscal 1998. The decrease in interest expense reflects lower average borrowings during the period, as well as lower cost of borrowing under King Management's financing commitment.

The provision for lease and loan losses increased $143,000 (53.0%). This is due to increasing efforts to reserve for unrecognized losses in an increased risk environment.

Cost of equipment sold increased $68,000 (4.1%) for the three month period of fiscal 1999 as compared to the corresponding period in fiscal 1998.

Compensation expense decreased $179,000 (18.6%) for the three month period ended June 30, 1998 as compared to the same period in fiscal 1998. The decrease is the result of fewer employees as compared to the prior fiscal period.

Other operating expense decreased $33,000 (4.5%) for the three month period ended June 30, 1998, as compared to the previous periods in fiscal 1998.

Income tax provision as a percentage of income before taxes was 45.0% for the three month period ended June 30, 1998 and 48.0% for the corresponding period in fiscal 1998. The reduction in the effective tax rate results primarily from the absence, in the current period, of non-deductible shareholder arbitration costs.



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

At June 30, 1998, the Company had total borrowings outstanding of $46.9 million, of which 43.7% were nonrecourse. At March 31, 1998, the Company had total borrowings outstanding of $54.7 million, of which 43.4% were nonrecourse.

As of June 30, 1998, the Company had a total investment in leasing operations of $79.1 million, as compared to $81.6 million at March 31, 1998. The decrease in investment in leasing operations is due to the decrease in direct finance leases as a result of the reduction of the direct customer leases.

Net cash provided by operating activities was $10.6 million for the three month period of fiscal 1999. The Company expects to fund future requirements through internally generated funds, as well as borrowings under various credit facilities.

Equipment expenditures (net of disposals) of $8.1million for the three month period of fiscal 1999 were financed through cash flows from operations, and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

As of June 30, 1998, the Company had available a $25 million line of credit subject to a borrowing base limitation of $23.8 million. Of this amount, $8.0 million had been utilized as of June 30, 1998. Advances under the line are collateralized by substantially all of the Company's assets and this credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other financial covenants. As of June 30, 1998, the Company is in compliance with the revised terms of these agreements. The interest rate is at prime, and the Company is subject to certain financial and other covenants relating to net worth ratios and liquidity requirements.

 The Company's line of credit matures on September 30, 1998. The Company believes this credit facility will be renewed on terms similar to the current facility.

On October 31, 1996, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes issues by the Company to private institutional investors. This securitization facility was closed on November 8, 1996, with an initial funding of $13,000,000 and subsequent advance of $7.0 million was funded on January 31, 1997. As of June 30, 1998, the outstanding balance on the transaction was $1,528,000.

During the first quarter of fiscal 1998, the Company's Sunrise Leasing Corporation subsidiary entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. In May 1997, the Company borrowed $5.5 million under this credit facility, and $2.5 million remains outstanding as of June 30, 1998.

During fiscal 1998, the Company entered into an agreement with King Management wherein King Management agreed to provide funding for approved vendor leasing programs, including making direct loans, and providing certain subordinations and arranging financing packages for the period July 1, 1997 through June 30, 1999. Any direct financing utilized will be on terms as attractive as any other financing facility utilized by the Company. In consideration for the financing commitment, and other services, the Company agreed to allow King Management to participate in specific percentages of vendor lease transactions consummated during the agreement term noted above. King Management made direct loans to Sunrise totaling $15,472,000, of which $12,975,000 were outstanding as of June 30, 1998. In the first quarter of fiscal 1999, King Management purchased leases in the amount of $1,915,000. Total purchased leases from inception of the agreement through June 30, 1998 are $6,884,000. Subsequent to March 31, 1998, the Company has extended the term of this agreement for one additional year through June 30, 2000, and King Management's financing commitment has been extended to include financing of direct leases with terms of two years or shorter.

The Company continues to monitor several problem leases and loans. While there are leases and loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs, other than the loan described in Risk of Additional Loan and Lease Write-offs below , would be material or that they would create new covenant violations on current facilities or otherwise limit or reduce the Company's access to credit.

Year 2000 Compliance

The Company's internal systems require certain minimal modifications. The Company expects these to be completed on a timely basis and does not believe that the cost of modifications will have a material effect on the Company's operating results. The Company has not begun inquiry procedures of third party vendor customer compliance. In the event the Company's systems are not compliant and third party vendors cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected.

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

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of June 30, 1998, the Company had only two significant vendor leasing programs although it has signed agreements for eight other vendor leasing programs. While the Company believes it has the ability and capacity to develop large vendor leasing programs, other than the two it is currently servicing, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

In order to broaden the base of potential lessees the Company has redefined its underwriting policies. These policy changes result in a greater focus on very short-term leases (1-2 year), expanding its business with customers that traditionally are of lower credit quality, and accepting significantly larger transactions from credit worthy customers at rates which are lower than usual. These changes will result in an increased level of transaction and portfolio risk for the Company and an increased reliance on recourse financing.

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

Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor closely a restructured loan and a material lease, as to which the Company has a book value of $3.6 million and a remaining investment of $9.5 million. While lessee payments are being received on a monthly basis there is no assurance that such payments will continue on an uninterrupted basis or that the Company is adequately secured. Any future losses on such loans and lease incurred in excess of the Company's reserves would likely materially affect the Company's future earnings and cash flows, and may cause the Company to be in violation of one or more of its covenants under its credit agreements with its financing sources.

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

Major Customers/Vendors. At June 30, 1998 and March 31,1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

However, 59.8% of the Company's total revenue for the three months ended June 30, 1998 was generated through two vendor leasing programs. Should either of these programs terminate, the Company would continue to realize related revenues for a period of up to three years. If the Company is unable to replace this business, the Company's future financial results would be materially and adversely affected.

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

During the past fiscal year, the Company has experienced losses on a specific vendor program and established reserves to cover anticipated losses in future periods. In addition, the company has accelerated the depreciation on new equipment acquisitions from this vendor program. The trend towards shortened product life cycles will continue to add additional risk to maintaining historical leasing margins.

Accounting Changes. SFAS No. 131, "Disclosure about Segments of the Enterprise and Related Information" was issued in June 1997 and must be adopted by the Company no later than fiscal 1999. The statement establishes standards which redefine how operating segments are determined and requires public companies to report financial and descriptive information about reportable operating segments.

The Company has not completed the process of evaluating the effect of SFAS No. 131, but does not believe the new accounting pronouncement will significantly effect the Company's financial condition or operating results.

PART II-OTHER INFORMATION

ITEM 1.  Legal Proceedings - None.

ITEM 2. Changes in Securities - Pursuant to the June 23, 1998 amendment of an agreement dated June 16, 1997 among the Company, The King Management Corporation and Peter King, Chairman and Chief Executive Officer of the Company, the Company granted to Mr. King a seven-year nonqualified stock option to purchase 400,000 shares of the Company's Common Stock at $3.25 per share, which option will become exercisable on June 23, 2004 if Mr. King is still employed by the Company; provided however, that the vesting of such option will be accelerated if the price of the Company's Common Stock reaches certain targets. The option was issued in reliance upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 3.  Defaults on Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None.

ITEM 5.  Other Information - None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  See Exhibit Index immediately following the signature page.

         b.       Form 8-K

                  There have been no Current Reports on Form 8-K filed on behalf of the Company during the quarter ended June 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUNRISE INTERNATIONAL LEASING CORPORATION



Date:   August 14, 1998          By: /s/ Peter J. King
                                 Peter J King, Chairman of the Board,
                                 Chief Executive Officer and Director
                                 (principal executive officer)



                                 By:  /s/ Jeffrey G. Jacobsen
                                 Jeffrey G. Jacobsen, Executive Vice President (principal financial officer)



                                 By:  /s/ James C. Teal
                                 James C. Teal, Corporate Controller
                                 (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
June 30, 1998

                    SUNRISE INTERNATIONAL LEASING CORPORATION


 Exhibit
 Number                         Description

3.1      Certificate of  Incorporation,  -- incorporated by reference to Exhibit
         3.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997

3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

4.1      Specimen of Common  Stock  Certificate--incorporated  by  reference  to
         Exhibit 4.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997

10.1* Agreement dated June 16, 1997 among the Company, Peter J. King and The King Management Corporation

11.1     Per Share Earnings Computations

27.0     Financial Data Schedule (filed with electronic version only)