Form 10-Q
period 1998-09-30
SUNRISE INTERNATIONAL LEASING CORP
filed 1998-10-22
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For the Quarter Ended                                Commission File Number
     September 30, 1998                                           0-19516


                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      41-1632858
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

7,822,796 shares of Common Stock, $.01 par value as of October 20, 1998.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
          Included herein is the following unaudited financial information:

          Consolidated Balance Sheets as of September 30,1998 and March 31,1998.

          Consolidated Statements of Operations for the three and six month periods ended September 30, 1998 and 1997.

          Consolidated Statements of Cash Flows for the six month periods ended September 30, 1998 and 1997.

          Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
-------------------------------------------------------------------------------

                                                                                    September 30,             March 31,
                                                                                          1998                    1998
                                                                                    ---------------     --------------
ASSETS
   Cash and cash equivalents                                                        $     1,066,000    $      2,140,000
   Accounts receivable, less allowance for doubtful accounts
     of $564,000 and $260,000                                                             1,070,000           3,413,000
   Income taxes receivable                                                                       --             672,000
   Inventory held for sale                                                                  184,000             207,000
   Loans receivable, less allowance for possible losses of $1,132,000
     and $1,105,000                                                                       2,317,000           3,328,000

   Investment in leasing operations:
     Direct financing leases                                                             21,107,000          27,200,000
     Operating leases, less accumulated depreciation of
       $29,838,000 and $24,646,000                                                       57,386,000          49,687,000
     Equipment held for lease                                                             1,886,000           4,262,000
      Initial direct costs                                                                  325,000             451,000
                                                                                    ---------------    ----------------
       Total investment in leasing operations                                            80,704,000          81,600,000
                                                                                    ---------------    ----------------

   Furniture and fixtures, less accumulated depreciation
     of $601,000 and $658,000                                                               254,000             326,000
   Other assets                                                                           2,213,000           2,254,000
                                                                                    ---------------    ----------------
       Total Assets                                                                $     87,808,000    $     93,940,000
                                                                                   ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Notes payable                                                                  $     8,598,000    $      6,661,000
     Securitized borrowings                                                               2,190,000            7,532,00
     Discounted lease rentals                                                            19,571,000          25,476,000
     Notes payable to King Management Corporation                                        15,042,000          14,986,000
                                                                                    ---------------    ----------------
       Total financing arrangements                                                      45,401,000          54,655,000
                                                                                     --------------    ----------------
Accounts payable                                                                            748,000           1,457,000
   Accrued liabilities                                                                    4,857,000           3,085,000
   Accrued income taxes                                                                     438,000                  --
   Deferred tax liability                                                                 3,735,000           3,735,000
                                                                                    ---------------    ----------------
       Total Liabilities                                                                 55,179,000          62,932,000
                                                                                    ---------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized
     7,823,000 shares issued and outstanding, respectively                                   78,000              78,000
   Capital stock, undesignated, $.01 par value,
     2,500,000 shares authorized, none issued or outstanding                                     --                  --
   Additional paid-in capital                                                            27,773,000          27,655,000
   Retained earnings                                                                      4,778,000           3,275,000
                                                                                    ---------------      --------------
       Total Shareholders' Equity                                                        32,629,000          31,008,000
                                                                                    ---------------      --------------
       Total Liabilities and Shareholders' Equity                                  $     87,808,000        $ 93,940,000
                                                                                   ================        ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-------------------------------------------------------------------------------

                                                     Three Months                           Six Months
                                                 Ended September 30,                    Ended September 30,
                                            ---------------------------------       -----------------------
                                                   1998               1997               1998                1997
                                            -----------------   -------------       ---------------    ----------

REVENUES
   Operating leases                          $     9,420,000    $     8,316,000     $    18,156,000    $    16,236,000
   Direct financing leases                           704,000          1,288,000           1,549,000          2,678,000
   Equipment sales                                 1,872,000          1,763,000           3,571,000          3,420,000
   Interest Income                                    14,000             67,000             14,000             137,000
   Fee income                                         61,000            194,000             175,000            282,000
                                             ---------------    ---------------     ---------------    ---------------
   Total Revenues                                 12,071,000         11,628,000          23,465,000         22,753,000
                                             ---------------    ---------------     ---------------    ---------------

COSTS AND EXPENSES
   Depreciation                                    5,911,000          4,621,000          11,377,000          8,953,000
   Interest                                          931,000          1,395,000           1,971,000          2,886,000
   Provision for lease and loan losses               416,000            345,000             829,000            615,000
   Cost of equipment sold                          1,704,000          1,807,000           3,423,000          3,457,000
   Compensation expense                              812,000            872,000           1,597,000          1,836,000
   Other operating expenses                          836,000            745,000           1,537,000          1,479,000
                                             ---------------    ---------------     ---------------    ---------------
     Total Costs and Expenses                     10,610,000          9,785,000          20,734,000         19,226,000
                                             ---------------    ---------------     ---------------    ---------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                1,461,000          1,843,000           2,731,000          3,527,000

PROVISION FOR INCOME TAXES                           658,000            885,000           1,229,000          1,692,000
                                             ---------------    ---------------     ---------------    ---------------

NET INCOME                                   $       803,000    $       958,000     $     1,502,000    $     1,835,000
                                             ===============    ===============     ===============    ===============

NET INCOME PER COMMON
     Basic and Diluted                       $         0.10     $          0.12     $          0.19    $          0.24
                                             ==============     ===============     ===============     ==============

WEIGHTED AVERAGE NUMBER
   OF COMMON
   SHARES OUTSTANDING
     Basic                                        7,820,000           7,856,000           7,812,000          7,586,000
                                             ==============     ===============     ===============    ===============
     Fully Diluted                                7,846,000           7,856,000           7,839,000          7,586,000
                                             ==============     ===============     ===============    ===============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------

                                                                              Six Months
                                                                          Ended September 30,
                                                                    1998                   1997
                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            1,502,000     $     1,835,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                 829,000             615,000
    Depreciation and amortization                                    11,565,000           9,358,000
    Stock options issued to non-employees                                26,000                 --

    Change in operating assets and liabilities:
        Accounts receivable                                           2,014,000             (41,000)
    Income taxes receivable                                             672,000           1,245,000
        Other assets                                                    (22,000)             98,000
    Inventory held for sale                                              23,000            (135,000)
    Accounts payable                                                   (709,000)         (2,407,000)
    Accrued liabilities                                               1,773,000            (912,000)
    Accrued income taxes                                                438,000           1,100,000
                                                                ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                             18,111,000          10,756,000
                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease                                 (21,363,000)        (18,666,000)
    Principal portion of direct financing leases collected           10,334,000          13,914,000
    Principal portion of loans receivable collected                   1,011,000           1,876,000
    Purchase of furniture and fixtures                                   (7,000)            (52,000)
                                                                ----------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                               (10,025,000)         (2,928,000)
                                                                ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Borrowings on notes payable                                      19,130,000          22,999,000
    Payments on notes payable                                       (17,194,000)        (16,132,000)
    Payments on securitized borrowings                               (5,341,000)         (6,313,000)
    Proceeds from discounted lease financing                          2,813,000           4,492,000
    Payments on discounted lease financing                           (8,717,000)        (12,278,000)
    Payments on participations in loans receivable                                         (401,000)
    Proceeds from note payable to related party                       4,295,000
    Payments on note payable to related party                        (4,238,000)                 --
    Stock option exercises                                               92,000                  --
                                                                ---------------     ---------------
        NET CASH USED IN FINANCING
              ACTIVITIES                                             (9,160,000)         (7,633,000)
                                                                ----------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,074,000)            195,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,140,000           2,191,000
                                                                ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     1,066,000     $     2,386,000
                                                                ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                     1,083,000           1,621,000
Income taxes paid (received)                                             28,000            (700,000)
Stock issued in arbitration settlement (See Note 6)                                       2,022,000


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998 and 1997 (Unaudited)
-------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of September 30, 1998 and March 31, 1998 and the results of operations and cash flows for the six months ended September 30, 1998 and 1997. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

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

     In June 1998, the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company beginning April 1, 2000. SFAS No. 133 establishes new accounting and reporting standards for the derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect, if any, this standard will have on future operating results.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 45% for the six months ended September 30, 1998, and 48% for the six months ended September 30, 1997.

3.   LOANS RECEIVABLE

     Loan Portfolio Activity and Allowance for Possible Loan Losses

     As of September 30, 1998 and March 31, 1998, the Company's recorded investment in impaired loans and the related valuation allowances were as follows:

                                      September 30, 1998                       March 31, 1998
                             ------------------------------------    ------------------------
                                  Recorded           Valuation          Recorded            Valuation
                                 Investment          Allowance         Investment           Allowance

     Impaired loans          $    3,449,000      $    1,132,000      $    4,433,000     $    1,105,000
                             ================    ==============      ===============    ==============

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:
                                           September 30,         March 31,
                                               1998                1998
                                          ---------------    ---------------

         Non-recourse                     $    18,657,000    $    23,697,000
         Recourse                                 914,000          1,779,000
                                          ---------------    ---------------
                                           $   19,571,000    $    25,476,000
                                           ==============    ===============

5.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation of $25.0 million at September 30, 1998. The loan balance outstanding as of quarter end was $8.6 million. Advances under the line bear interest at prime, (8.5% at September 30, 1998) and are collateralized by substantially all otherwise unsecured assets of the Company. This line of credit facility matures on October 31, 1998. The Company believes this credit facility will be renewed on terms similar to the current facility.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios and prohibits the payment of dividends. As of September 30, 1998, the Company is in compliance with the terms of this agreement.

     Term Loan

     On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a term loan with National City Bank of Minneapolis. This term loan is secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's bank line of credit. As of September 30, 1998 the outstanding balance on this loan was $2.2 million.

     Securitization

     During fiscal year 1997, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. which placed $20 million of notes issued by the Company to private institutional investors. The remaining note balances of $1,528,000 were paid in full July 31, 1998.

     Financing arrangement with The King Management Corporation

     On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (King Management). The agreement was extended in June 1998. Under the financing arrangement, for the period from July 1, 1997 through June 30, 2000, King Management has committed to provide or assist the Company in arranging whatever financing is necessary to enable the Company to grow its vendor leasing business unencumbered by the availability of financing. During the period from June 16, 1997 through September 30,1998, King Management has provided fundings totaling $19,767,000 with a balance outstanding of $15,042,000 at September 30, 1998. The notes bear interest at prime minus 0.25% (8.25% at September 30, 1998), and are secured by certain leases and lease equipment.

     In consideration for the commitment described above and other services, the Company agreed to allow King Management to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 2000. Specific leases are identified as the property of King Management and are not included in the Company's balance sheet.

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

Results of Operations for the Three and Six Months Ended September 30, 1998 and 1997

Total revenue from leasing activity increased approximately $520,000 (5.4%) and $791,000 (4.2%) for the three and six month periods ended September 30, 1998, respectively, as compared to the corresponding periods in fiscal 1998. The revenue increase came from a $1.1 million (13.3%) and a $1.9 million (11.8%) increase in operating lease revenue for the three and six month periods ended September 30, 1998, respectively, as compared to the previous fiscal year. The increase in operating lease revenues was partially offset by a decrease in direct financing lease revenue of $584,000 (45.3%) and $1,129,000 (42.2%) for the three and six month periods ended September 30, 1998, respectively, as compared to the corresponding periods in fiscal 1998.

Total leasing revenues were as follows (dollar amounts in millions):


                                                     Three Months                             Six Months
                                                  Ended September 30,                      Ended September 30,
                                                 1998             1997                   1998              1997
                                            -------------     -------------         --------------     ------------
                                            Amount    %       Amount    %           Amount     %       Amount   %
                                            -------  ----     ------   ----         ------    ----     ------  ----
   Leasing Revenues:
         Vendor                             $   7.7   76%     $  6.8    71%         $ 14.9     76%     $ 13.2   70%
         Direct                                 2.4   24         2.8    29             4.8     24         5.7   30
                                            -------  ----     ------   ----         ------    ----     ------  ----

              Total                         $  10.1  100%     $  9.6   100%         $ 19.7    100%     $ 18.9  100%
                                            =======  ====     ======   ====         ======    ====     ======  ====

   As a percent of total revenues                 83.7%            82.6%                  84.0%              83.1%
                                                  =====            =====                  =====              =====


Margins from leasing activities (leasing revenue less depreciation and interest expense) were 32.4% compared to 37.3% and 32.3% compared to 37.4% for the three and six month periods of fiscal 1999 and fiscal 1998, respectively. Leasing margins for the quarter and six month periods were impacted by acceleration of depreciation on certain lease equipment. Margins also fluctuate from period to period based upon the mix of direct financing and operating leases, the extent to which the Company finances leases with internally generated funds, and the mix and age of direct finance and operating leases in the portfolio.

Revenue from equipment sales increased $109,000 (6.2%) and $151,000 (4.4%) for the three and six month periods ended September 30, respectively, as compared to the corresponding periods in fiscal 1998. The gross margins on equipment sales were 9.0% and 4.1% of sales revenue for the three and six month periods of fiscal 1999, respectively, compared to negative gross margins of (2.5%) and (1.1%) for the corresponding periods in fiscal 1998.

Interest income decreased $53,000 (79.1%) and $123,000 (89.8%) for the three and six month periods of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998.

Fee income decreased $133,000 (68.6%) and $107,000 (37.9%) for the three and six month periods of fiscal 1999, respectively, as compared to the same periods in fiscal 1998.

Depreciation expense for the three and six month periods ended September 30, 1998 increased $1.3 million (27.9%) and $2.4 million (27.1%), respectively, over the same periods in fiscal 1998. This increase was due to the continued increase in vendor operating leases, as well as accelerating the depreciation on a specific vendor program and increasing the amount of depreciation relative to interim rents.

Interest expense decreased $464,000 (33.3%) and $915,000 (31.7%) for the three and six month periods of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. The decrease in interest expense reflects lower average borrowings during the period, as well as lower cost of borrowing under King Management's financing commitment.

The provision for lease and loan losses increased $71,000 (20.6%) and $214,000 (34.8%) for the three and six month periods of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. This is due to increasing efforts to reserve for unrecognized losses in an increased risk environment.

Compensation expense decreased $60,000 (6.9%) and $239,000 (13.0%) for the three and six month periods ended September 30, 1998, respectively, as compared to the same periods in fiscal 1998. The decrease is directly attributable to a decrease in employees as compared to the prior fiscal periods.

Other operating expense increased $91,000 (12.2%) and $58,000 (3.9%) for the three and six month periods ended September 30, 1998, respectively, as compared to the previous periods in fiscal 1998.

Income tax provision as a percentage of income before taxes was 45.0% for the three and six month periods ended September 30, 1998 and 48.0% for the corresponding periods in fiscal 1998. The reduction in the effective tax rate results primarily from the absence, in the current period, of non-deductible shareholder arbitration costs which were incurred in fiscal 1998.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, the acquisition of revenue generating equipment. Where appropriate, upon commencement of an equipment lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. At September 30, 1998, the Company had total borrowings outstanding of $45.4 million, of which 41.2% were nonrecourse. At March 31, 1998, the Company had total borrowings outstanding of $54.7 million, of which 43.4% were nonrecourse.

As of September 30, 1998, the Company had a total investment in leasing operations of $80.7 million, as compared to $81.6 million at March 31, 1998. The decrease in investment in leasing operations is due to the decrease in direct finance leases, which was partially offset by growth in the investment in operating leases.

Net cash provided by operating activities was $18.1 million for the six month period of fiscal 1999. The Company expects to fund future requirements through internally generated funds, as well as borrowings under various credit facilities.

Equipment expenditures (net of disposals) of $21.4 million for the six month period of fiscal 1999 were financed through cash flows from operations and through the use of the Company's lines of credit. The Company does not have any material commitments for capital expenditures, other than equipment held for lease.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

As of June 30, 1998, the Company had available a $25 million line of bank credit subject to a borrowing base limitation of $25.0 million. Of this amount, $8.6 million had been utilized as of September 30, 1998. Advances under the line are collateralized by substantially all of the Company's assets. This credit facility also requires compliance with certain financial covenants, including the maintenance of certain liquidity and net worth ratios and prohibits the payment of dividends. As of September 30, 1998, the Company is in compliance with the terms of this agreement. The interest rate is at prime. The Company's line of credit matures on October 31, 1998. The Company believes this credit facility will be renewed on terms similar to the current facility.

During fiscal year 1997, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. which placed $20 million of notes issued by the Company to private institutional investors. The remaining note balances of $1,528,000 were paid in full July 31, 1998.

During the first quarter of fiscal 1998, the Company entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. In May 1997, the Company originally borrowed $5.5 million under this credit facility, and $2.2 million remains outstanding as of September 30, 1998.

During fiscal 1998, the Company entered into an agreement with King Management wherein King Management agreed to provide funding for approved vendor leasing programs, including making direct loans, and providing certain subordinations and arranging financing packages for the period July 1, 1997 through June 30, 1999. Any direct financing utilized will be on terms as attractive as any other financing facility utilized by the Company. In consideration for the financing commitment, and other services, the Company agreed to allow King Management to participate in specific percentages of vendor lease transactions consummated during the agreement term noted above. Since the inception of this financing agreement, King Management has made direct loans to Sunrise totaling $19,767,000, of which $15,042,000 remained outstanding as of September 30, 1998. In the second quarter of fiscal 1999, under the lease participation provision of this agreement, King Management purchased leases in the amount of $2,819,000. Leases purchased from inception of the agreement through September 30, 1998 total $9,726,000. In June 1998, the Company extended the term of its agreement with King Management through June 30, 2000. In addition, King Management's financing commitment has been expanded to include financing of direct leases with terms of two years or shorter.

On October 13, 1998 the Company announced that its Board had approved a stock repurchase program under which the Company had allocated up to $5 million to purchase its common stock at suitable market prices. The Company believes it has adequate borrowing capacity to fund this stock repurchase without inhibiting its capacity to fund pending and future lease equipment purchases.

The Company continues to monitor problem leases and loans. While there are leases and loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs would be material.

Year 2000 Compliance

The Company is currently expending resources to review its internal use computer systems in order to identify and modify those systems that are not Year 2000 compliant. The costs associated with this effort are not incremental to the Company, but represents a reallocation of existing resources. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results.

In addition, the Company faces risks to the extent that suppliers of leased equipment purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the Year 2000 requirements. The Company is beginning the process of obtaining assurances from such vendors that their systems and products are Year 2000 compliant. The Company also plans to advise the Company's customers that they should seek certification for equipment under lease from the vendor to assure that their equipment is Year 2000 compliant.

Additionally, the Company is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address.

Although the Company believes that the cost of Year 2000 modifications for internal-use systems are not material, there can be no assurance that the various factors relating to the Year 2000 compliance issues, including the ability of the Company's suppliers to provide the Company with products that are Year 2000 compliant, will not have a material adverse effect on the Company's business, operating results or financial position.

Outlook

Certain statements contained in this Outlook section and other sections of this document are forward looking, based on current expectations, and actual results may differ materially from those projected. The forward looking statements, in particular the statements regarding growth of the company's vendor leasing business, the Company's ability to finance its business, and management's belief that any future loan or lease write-offs will not be material, involve a number of risks and uncertainties including the Company's reliance on a few large vendors for its business, its ability to cope with accelerating obsolescence, and to remarket its off-lease equipment at prices that are equal to or better than its book value. In addition to the factors discussed above which could cause actual results to differ from those projected other factors which could cause actual results to differ from expected include the following:

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of September 30, 1998, the Company had only two significant vendor leasing programs, although it has signed agreements with several other vendors. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth over the long term.

During fiscal year 1998, in order to broaden the base of potential lessees, the Company redefined its underwriting policies. These policy changes result in a greater focus on very short-term leases (1-2 year), expanding its business with customers that traditionally are of lower credit quality, and accepting significantly larger transactions from credit worthy customers at rates which are lower than usual. These changes will result in an increased level of transaction and portfolio risk for the Company and an increased reliance on recourse financing.

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

Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor a restructured loan and lease, as to which the Company has a book value of $ 3.1 million. The Company has reviewed its position relative to the collateral and guaranty and believes that they adequately support the Company's present book value. While lease payments are being received on a monthly basis, there is no assurance that such payments will continue on an uninterrupted basis.

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

Major Customers/Vendors. At September 30, 1998 and March 31,1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution. 62.3 % of the Company's leasing revenue for the three and six months ended September 30, 1998 was generated through two vendor leasing programs. During the quarter, the largest vendor, representing 47.2 % of the Company's leasing revenue for the six months ended September 30, 1998 has informed the Company that the vendor intends to enter the leasing business and write leases on its own behalf. While the vendor advised the Company that it would continue to utilize the Company in the vendor's niche markets, there is no assurance how long this utilization will continue.

If this change results in a termination of the Company's relationship or a reduction in the Company's volume of purchases, the Company would continue to realize declining revenues attributable to this vendor's equipment for a period of one to three years. To the extent that the Company is unable to replace that vendor's declining volume with leasing business from other vendors, the Company's future financial results would be materially and adversely affected.

Residual Values of Leased Equipment. The value of the data processing equipment leased by the Company to its customers represents a substantial portion of the Company's capital. At the inception of each lease, the Company estimates the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The actual realized residual value of leased equipment may differ from its estimated residual value, resulting in profit or loss when the leased equipment is sold. If a lessee defaults on a lease which has been discounted by the Company to a financial institution, the financial institution may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. In addition, the high technology equipment which comprises the bulk of the Company's lease portfolio is subject to rapid technological obsolescence typical of the computer industry. During the past fiscal year, the Company has experienced losses on a specific vendor program and established reserves to cover anticipated losses in future periods. In addition, the Company has accelerated the depreciation on new equipment acquisitions from this vendor program. The trend towards shortened product life cycles will continue to add additional risk to maintaining historical leasing margins.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

         None.

PART II-OTHER INFORMATION

ITEM 1.  Legal Proceedings - None.

ITEM 2.  Changes in Securities - None.

ITEM 3.  Defaults on Senior Securities - None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a)      The Company held its Annual Meeting on September 17, 1998.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

                  The shareholders set the number of directors at four (4) by a vote of 6,511,558 shares in favor, with 5,056 shares voted against and 9,300 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                             Number of             Number of
                   Nominee                   Votes For           Votes Withheld

                   Peter J. King             6,509,537               16,377
                   Donald R. Brattain        6,515,614               10,300
                   Thomas R. King            6,515,414               10,500
                   Jeffrey G. Jacobsen       6,512,614               13,300

                  The shareholders approved the grant to Peter J. King of a stock option to purchase 400,000 by a vote of 4,250,653 shares in favor, with 613,285 shares voted against, 25,133 shares abstaining and 1,636,843 shares present for determining the quorum but which lacked authority to vote on this matter (broker non-votes).

                  The shareholders approved an amendment to the Company's 1991 Stock Option Plan to (i) increase shares reserved from 750,000 to 1,000,000, (ii) increase formula grants to outside directors upon initial election from 10,000 to 15,000 shares,
                  (iii) permit discretionary grants to outside directors and
                  (iv) change definition of a committee to make the Plan consistent with the revised Rule 16b-3 under the Securities Exchange Act of 1934, by a vote of 4,671,458 shares in favor, with 202,558 shares voted against, 15,233 shares abstaining and 1,636,665 shares present for determining the quorum but which lacked authority to vote on this matter (broker non-votes).

ITEM 5. Other Information - None.

ITEM 6. Exhibits and Reports on Form 8-K.

        a.       Exhibits

                 See Exhibit Index immediately following the signature page.

        b.       Form 8-K

                 There have been no Current Reports on Form 8-K filed on behalf of the Company during the quarter ended September 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SUNRISE INTERNATIONAL LEASING CORPORATION



Date:   October 22, 1998               By: /s/ Peter J. King
                                       Peter J King, Chairman of the Board,
                                         Chief Executive Officer and Director
                                         (principal executive officer)


                                       By:  /s/ Jeffrey G. Jacobsen
                                       Jeffrey G. Jacobsen, Executive Vice
                                         President, Chief Financial Officer
                                         (principal financial officer)



                                       By: /s/ James C. Teal
                                       James C. Teal, Corporate Controller
                                         (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
September 30, 1998

                    SUNRISE INTERNATIONAL LEASING CORPORATION


      Exhibit
      Number                                           Description

         3.1      Certificate of Incorporation -- incorporated by reference to
                  Exhibit 3.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997

         3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

         4.1 Specimen of Common Stock Certificate--incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997

         10.1*    1991 Stock Option Plan, as amended through June 23, 1998

         11.1     Per Share Earnings Computations

         27.0     Financial Data Schedule (filed with electronic version only)




*  Management contract or other compensation plan