Form 10-Q
period 1998-12-31
SUNRISE INTERNATIONAL LEASING CORP
filed 1999-01-28
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For the Quarter Ended                                 Commission File Number
      December 31, 1998                                            0-19516


                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                        41-1632858
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

    7,259,396 shares of Common Stock, $.01 par value as of January 25, 1999.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
          Included herein is the following unaudited financial information:

          Consolidated Balance Sheets as of December 31,1998 and March 31,1998.

          Consolidated Statements of Income for the three and nine month periods ended December 31, 1998 and 1997.

          Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1998 and 1997.

          Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                    December 31,              March 31,
                                                                                          1998                    1998
ASSETS
   Cash and cash equivalents                                                        $       657,000    $      2,140,000
   Accounts receivable, less allowance for doubtful accounts
     of $600,000 and $260,000                                                             2,548,000           3,413,000
   Income taxes receivable                                                                       --             672,000
   Inventory held for sale                                                                  214,000             207,000
   Loans receivable, less allowance for possible losses of $1,147,000
     and $1,105,000                                                                       2,390,000           3,328,000

   Investment in leasing operations:
     Direct financing leases                                                             18,230,000          27,200,000
     Operating leases, less accumulated depreciation of
       $31,365,000 and $24,646,000                                                       62,214,000          49,687,000
     Equipment held for lease                                                             2,356,000           4,262,000
      Initial direct costs                                                                  259,000             451,000
                                                                                   ------------------------------------
       Total investment in leasing operations                                            83,059,000          81,600,000
                                                                                   ------------------------------------

   Furniture and fixtures, less accumulated depreciation
     of $617,000 and $658,000                                                               226,000             326,000
   Other assets                                                                             909,000           2,254,000
                                                                                   ------------------------------------
       Total Assets                                                                $     90,003,000    $     93,940,000
                                                                                   ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Financing arrangements:
     Notes payable                                                                  $    17,726,000    $      6,661,000
     Securitized borrowings                                                               1,527,000           7,532,000
Discounted lease rentals                                                                 16,301,000          25,476,000
     Notes payable to King Management Corporation                                        12,114,000          14,986,000
                                                                                   ------------------------------------
       Total financing arrangements                                                      47,668,000          54,655,000
Accounts payable / accrued liabilities                                                    2,442,000           2,955,000
   Customer deposits                                                                      3,810,000           1,587,000
   Accrued income taxes                                                                     953,000                  --
   Deferred tax liability                                                                 3,735,000           3,735,000
                                                                                   ------------------------------------
       Total Liabilities                                                                 58,608,000          62,932,000

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized
     7,825,000 shares issued and outstanding, respectively                                   78,000              78,000
   Capital stock, undesignated, $.01 par value,
     2,500,000 shares authorized, none issued or outstanding                                     --                  --
   Additional paid-in capital                                                            27,793,000          27,655,000
   Retained earnings                                                                      5,719,000           3,275,000
                                                                                   ------------------------------------
                                                                                         33,590,000          31,008,000
   Common stock in treasury, at cost - 566,400 shares                                    (2,195,000)                 __
                                                                                   ------------------------------------
       Total Equity                                                                      31,395,000          31,008,000
                                                                                   ------------------------------------
       Total Liabilities and Equity                                                   $  90,003,000       $  93,940,000
                                                                                   ====================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months                           Nine Months
                                                     Ended December 31,                     Ended December 31,
                                                   1998               1997               1998                1997
                                             -------------------------------------------------------------------------
REVENUES
   Operating leases                          $    10,548,000      $   8,826,000     $    28,705,000      $  25,062,000
   Direct financing leases                           679,000          1,134,000           2,228,000          3,811,000
   Equipment sales                                 1,865,000          3,338,000           5,435,000          6,759,000
   Interest Income                                       --              46,000              15,000            183,000
   Fee income                                         61,000            168,000             235,000            450,000
                                             -------------------------------------------------------------------------
   Total Revenues                                 13,153,000         13,512,000          36,618,000         36,265,000

COSTS AND EXPENSES
   Depreciation                                    6,967,000          5,246,000          18,344,000         14,199,000
   Interest                                          926,000          1,350,000           2,897,000          4,236,000
   Provision for lease and loan losses               726,000            280,000           1,555,000            895,000
   Cost of equipment sold                          1,679,000          3,142,000           5,101,000          6,599,000
   Compensation expense                              806,000          1,160,000           2,403,000          2,995,000
   Other operating expenses                          568,000            733,000           2,105,000          2,213,000
                                             -------------------------------------------------------------------------
     Total Costs and Expenses                     11,672,000         11,911,000          32,405,000         31,137,000
                                             -------------------------------------------------------------------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                1,481,000          1,601,000           4,213,000          5,128,000

PROVISION FOR INCOME TAXES                           540,000            766,000           1,769,000          2,459,000
                                             -------------------------------------------------------------------------

NET INCOME                                   $       941,000       $    835,000     $     2,444,000     $    2,669,000
                                             =========================================================================

NET INCOME PER COMMON
     Basic                                   $         0.12        $       0.11     $          0.32    $          0.35
                                             =========================================================================
     Fully Diluted                           $         0.12        $       0.11     $          0.31    $          0.35
                                             =========================================================================

WEIGHTED AVERAGE NUMBER
   OF COMMON
   SHARES OUTSTANDING
     Basic                                         7,585,000          7,788,000           7,736,000          7,616,000
                                             =========================================================================
     Fully Diluted                                 7,625,000          7,794,000           7,767,000          7,631,000
                                             =========================================================================


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                Nine Months
                                                                                            Ended December 31,
                                                                                        1998                1997
                                                                                    -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                2,444,000     $     2,669,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                                   1,555,000             895,000
    Depreciation and amortization                                                        18,609,000          15,044,000
    Stock options issued to non-employees                                                    40,000                 --
    Change in operating assets and liabilities:
        Accounts receivable                                                                 370,000            (710,000)
        Income taxes receivable                                                             672,000           1,245,000
        Other assets                                                                      1,271,000          (2,052,000)
        Inventory held for sale                                                              (7,000)            149,000
        Accounts payable / Accrued Liabilities                                             (513,000)         (4,037,000)
        Customer deposits                                                                 2,224,000             561,000
        Accrued income taxes                                                                953,000           1,849,000
                                                                                    -----------------------------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                                 27,618,000          15,613,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease                                                     (31,788,000)        (25,866,000)
    Principal portion of direct financing leases collected                               10,850,000          18,754,000
    Principal portion of loans receivable collected                                         938,000           2,893,000
    Purchase of furniture and fixtures                                                      (18,000)            (96,000)
                                                                                    -----------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                                     (20,018,000)         (4,315,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                                                          34,380,000          31,649,000
    Payments on notes payable                                                           (23,316,000)        (24,708,000)
    Payments on securitized borrowings                                                   (5,850,000)         (9,264,000)
    Proceeds from discounted lease financing                                              4,192,000          10,327,000
    Payments on discounted lease financing                                              (13,367,000)        (19,310,000)
    Payments on participations in loans receivable                                                             (435,000)
    Proceeds from note payable to related party                                           4,295,000                 --
    Payments on note payable to related party                                            (7,321,000)                --
    Proceeds from exercise of stock options                                                  99,000                 --
    Purchase of treasury stock                                                           (2,195,000)                --
                                                                                    -----------------------------------
        NET CASH USED IN FINANCING
              ACTIVITIES                                                                 (9,083,000)        (11,741,000)
                                                                                    -----------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,483,000)           (443,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,140,000           2,191,000
                                                                                    -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       657,000     $     1,748,000
                                                                                    ===================================

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                                         1,646,000           2,368,000
    Income taxes paid (received)                                                             28,000            (655,000)
    Stock issued in arbitration settlement (See Note 6)                                                       2,022,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1998 and 1997 (Unaudited)
--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of December 31, 1998 and March 31, 1998 and the results of operations and cash flows for the nine months ended December 31, 1998 and 1997. All such adjustments are of a normal and recurring nature.

     Certain amounts in the financial statements and notes thereto have been reclassified to conform to fiscal 1999 classifications. These changes had no impact on previously reported results of operations or shareholders equity.

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

     During March 1997, the Financial Accounting Standards Board released SFAS No. 128, Earnings per Share, which requires the disclosure of basic earnings per share and fully diluted earnings per share. The Company adopted SFAS No. 128 in fiscal 1998 and it has impacted the Company's financial position and results of operations as reflected by the difference between basic earnings per share and fully diluted earnings per share for the nine months ended December 31, 1998 as presented on the Company's Consolidated Statements of Income.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company for the fiscal year ending March 31, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis and final determination of future reporting segments.

     Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, for the periods presented are equivalent to net income.

     In June 1998, the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company beginning April 1, 2000. SFAS No. 133 establishes new accounting and reporting standards for the derivative instruments embedded in other contracts, and for hedging activities. The Company has not completed its analysis of the effects of this standard, however adoption of this standard is not expected to have a material impact on the financial position or the results of operations of the Company.


2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 42% for fiscal 1999, and 48% for fiscal 1998.

3.   LOANS RECEIVABLE

     Loan Portfolio Activity and Allowance for Possible Loan Losses

     As of December 31, 1998 and March 31, 1998, the Company's recorded investment in impaired loans and the related valuation allowances were as follows:

                                  December 31, 1998           March 31, 1998
                               Recorded     Valuation    Recorded    Valuation
                              Investment    Allowance   Investment   Allowance
                              -------------------------------------------------
Impaired loans                $3,537,000   $1,147,000   $4,433,000   $1,105,000
                              =================================================

4.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals consist of the following:
                                                     December 31,    March 31,
                                                         1998           1998
                                                     --------------------------
         Non-recourse                                $15,733,000    $23,697,000
         Recourse                                        568,000      1,779,000
                                                     --------------------------
                                                     $16,301,000    $25,476,000
                                                     ==========================

5.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25 million line of credit facility with a bank for use in its normal operations. Advances under this line of credit are subject to a borrowing base limitation. At December 31, 1998, the entire $25 million line was available to be drawn. The loan balance outstanding as of quarter end was $17.7 million. Advances under the line bear interest at prime, (7.75% at December 31, 1998) and are collateralized by substantially all otherwise unsecured assets of the Company. This line of credit facility matured October 31, 1998 and was renewed for another twelve month period ending October 31, 1999.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios and prohibits the payment of dividends. As of December 31, 1998, the Company was in compliance with the terms of this agreement.

     Term Loan

     On May 16, 1997, Sunrise Leasing Corporation completed a $5,500,000 funding on a term loan with National City Bank of Minneapolis. This term loan is secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's bank line of credit. As of December 31, 1998 the outstanding balance on this loan was $1.5 million.

     Securitization

     During fiscal year 1997, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. which placed $20 million of notes issued by the Company to private institutional investors. The remaining note balances of $1,528,000 were paid in full on July 31, 1998.

     Financing arrangement with The King Management Corporation

     On June 16, 1997, the Company entered into a financing agreement with The King Management Corporation (King Management) which was extended in June 1998. Under the financing agreement, for the period from July 1, 1997 through June 30, 2000, King Management has committed to provide or assist the Company in arranging whatever financing is necessary to enable the Company to grow its vendor leasing business unencumbered by the availability of financing. During the period from June 16, 1997 through December 31, 1998, King Management has provided fundings totaling $19,767,000, with a balance outstanding of $12,114,000 at December 31, 1998. The notes bear interest at prime minus 0.25% (7.50% at December 31, 1998), and are secured by certain leases and leased equipment.

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

Results of Operations for the Three and Nine Months Ended December 31, 1998 and 1997

Total revenue from leasing activity increased approximately $1,267,000 (12.7%) and $2,060,000 (7.1%) for the three and nine month periods ended December 31, 1998, respectively, as compared to the corresponding periods in fiscal 1998. The revenue increases came from a $1.7 million (19.5%) and a $3.6 million (14.5%) increase in operating lease revenue for the three and nine month periods ended December 31, 1998, respectively, as compared to the previous fiscal year. The increase in operating lease revenues was partially offset by a decrease in direct financing lease revenue of $455,000 (40.1%) and $1,583,000 (41.5%) for the three and nine month periods ended December 31, 1998, respectively, as compared to the corresponding periods in fiscal 1998.

Total leasing revenues were as follows (dollar amounts in millions):


                                                   Three Months                              Nine Months
                                                Ended December 31,                        Ended December 31,
                                                 1998             1997                  1998              1997
                                            ------------------------------          -------------------------------
                                             Amount   %        Amount   %            Amount    %        Amount   %
                                            ------------------------------          -------------------------------
   Leasing Revenues:
         Vendor                             $   8.8   79%     $  7.0    70%         $ 23.7     77%     $ 20.2    70%
         Direct                                 2.4   21         3.0    30             7.2     23         8.7    30
                                            ------------------------------          -------------------------------
              Total                         $  11.2  100%     $ 10.0   100%         $ 30.9    100%     $ 28.9   100%
                                            ==============================          ===============================

   As a percent of total revenues                 85.4%            73.7%                  84.5%             79.6%
                                                  ====             ====                   ====              ====

Margins from leasing activities (leasing revenue less depreciation and interest expense) were 29.7% and 31.3% compared to 33.8% and 36.2% for the three and nine month periods of fiscal 1999 and fiscal 1998, respectively. Leasing margins for the quarter and nine month periods were impacted by acceleration of depreciation on certain lease equipment, which is expected to impact margins in the future. Margins also fluctuate from period to period based upon the mix of direct financing and operating leases, the extent to which the Company finances leases with internally generated funds, and the mix and age of direct finance and operating leases in the portfolio.

Revenue from equipment sales decreased $1,473,000 (44.1%) and $1,324,000 (19.6%) for the three and nine month periods of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. The gross margins on equipment sales were 10.0% and 6.1% of sales revenue for the three and nine month periods of fiscal 1999, respectively, compared to gross margins of 5.9% and 2.4% for the corresponding periods in fiscal 1998. The margin increases are primarily attributable to the use of accelerated depreciation on certain lease equipment.

Interest income decreased $46,000 (100.0%) and $168,000 (91.8%) for the three and nine month periods of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. These decreases are directly attributable to the reduction of nonimpaired loans.

Fee income decreased $107,000 (63.7%) and $215,000 (47.8%) for the three and nine month periods of fiscal 1999, respectively, as compared to the same periods in fiscal 1998.

Depreciation expense for the three and nine month periods ended December 31, 1998 increased $1.7 million (32.8%) and $4.1 million (29.2%), respectively, over the same periods in fiscal 1998. This increase was due to the continued increase in vendor operating leases, as well as the acceleration of depreciation on specific vendor programs.

Interest expense decreased $424,000 (31.4%) and $1,339,000 (31.6%) for the three and nine month periods of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. The decrease in interest expense reflects lower average borrowings during the period, as well as lower cost of borrowing under The King Management and other financing commitments.

The provision for lease and loan losses increased $446,000 (159.3%) and $660,000 (73.7%) for the three and nine month periods of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. This is due to a building of reserves for unrecognized losses in recognition of the increased risk resulting from changes in the Company's underwriting policies.

Compensation expense decreased $354,000 (30.5%) and $592,000 (19.8%) for the three and nine month periods ended December 31, 1998, respectively, as compared to the same periods in fiscal 1998. The decrease is directly attributable to a decrease in the number of employees as compared to prior fiscal periods.

Other operating expense decreased $165,000 (22.5%) and $108,000 (4.9%) for the three and nine month periods ended December 31, 1998, respectively, as compared to the previous periods in fiscal 1998.

Income tax provision as a percentage of income before taxes was 36.5% and 42.0% for the three and nine month periods ended December 31, 1998, respectively and 48.0% for the corresponding periods in fiscal 1998. The Company's effective tax rate was reduced from 45% to 42% in the three month period ended December 31, 1998 resulting in a positive impact of $80,000 for the three month period ended December 31, 1998. The reduction in the estimated effective tax rate for fiscal 1999 compared to fiscal 1998 results primarily from the absence, in the current period, of non-deductible shareholder arbitration costs which were incurred in fiscal 1998.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, the acquisition of revenue generating equipment. Where appropriate, upon commencement of an equipment lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. At December 31, 1998, the Company had total borrowings outstanding of $47.7 million, of which 33.0% were nonrecourse. At March 31, 1998, the Company had total borrowings outstanding of $54.7 million, of which 43.4% were nonrecourse.

As of December 31, 1998, the Company had a total investment in leasing operations of $83.0 million, as compared to $81.6 million at March 31, 1998. The increase in investment in leasing operations is due to the growth in the investment in operating leases, which was partially offset by a decrease in direct finance leases.

Net cash provided by operating activities was $27.6 million for the nine month period of fiscal 1999. The Company expects to fund future cash requirements through internally generated funds as well as borrowings under various credit facilities.

Equipment expenditures (net of disposals) of $31.8 million for the nine month period of fiscal 1999 were financed through cash flows from operations and through the use of the Company's lines of credit. The Company does not have any current material commitments for capital expenditures, other than equipment held for lease.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

As of December 31, 1998, the Company had available a $25 million line of bank credit subject to a borrowing base limitation of $25 million. Of this amount, $17.7 million had been utilized as of December 31, 1998. Advances under the line are collateralized by substantially all of the Company's assets. This credit facility also requires compliance with certain financial covenants, including the maintenance of certain liquidity and net worth ratios and prohibits the payment of dividends. As of December 31, 1998, the Company was in compliance with the terms of this agreement. The interest rate is at prime. This line of credit facility matured October 31, 1998 and was renewed for another twelve month period ending October 31, 1999.

During fiscal year 1997, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. which placed $20 million of notes issued by the Company to private institutional investors. The remaining note balances of $1,528,000 were paid in full July 31, 1998.

During the first quarter of fiscal 1998, the Company entered into a Discretionary Revolving Credit Agreement with National City Bank of Minneapolis. In May 1997, the Company originally borrowed $5.5 million under this credit facility, and $1.5 million remains outstanding as of December 31, 1998.

During fiscal 1998, the Company entered into an agreement with King Management wherein King Management agreed to provide funding for approved vendor leasing programs, including making direct loans, and providing certain subordinations and arranging financing packages for the period July 1, 1997 through June 30, 1999. The agreement provides that any direct financing utilized will be on terms as attractive as any other financing facility utilized by the Company. In consideration for the financing commitment and other services, the Company agreed to allow King Management to participate in specific percentages of vendor lease transactions consummated during the agreement term noted above. Since the inception of this financing agreement, King Management has made direct loans to Sunrise totaling $19,767,000, of which $12,114,000 remained outstanding as of December 31, 1998. In the third quarter of fiscal 1999, under the lease participation provision of this agreement, King Management purchased leases in the amount of $3,638,000. Leases purchased by King Management from inception of the agreement through December 31, 1998 total $13,364,000. In June 1998, the Company extended the term of its agreement with King Management through June 30, 2000. In addition, King Management's financing commitment has been expanded to include financing of direct leases with terms of two years or shorter.

On October 13, 1998, the Company announced that its Board had approved a stock repurchase program under which the Company had allocated up to $5 million to purchase its common stock at suitable market prices. During the quarter ended December 31, 1998, the Company repurchased 566,400 shares at a total cost of $2,195,000. The repurchased shares are being held as treasury stock on the Company's balance sheet. The Company believes it has adequate borrowing capacity to continue to fund the stock repurchase without inhibiting its capacity to fund pending and future lease equipment purchases.

The Company continues to monitor problem leases and loans. While there are certain leases and loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs would be material.

Year 2000 Compliance

The Company is currently expending resources to review its internal use computer systems in order to identify and modify those systems that are not Year 2000 compliant. The cost associated with this effort is not incremental to the Company, but represents a reallocation of existing resources. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results.

In addition, the Company faces risks to the extent that suppliers of leased equipment purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the Year 2000 requirements. The Company is in the process of obtaining assurances from such vendors that their systems and products are Year 2000 compliant. The Company has advised the Company's customers that they should seek certification for equipment under lease from the vendor to assure that their equipment is Year 2000 compliant.

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

Outlook

Certain statements contained in this Outlook section and other sections of this document are forward looking, based on current expectations, and actual results may differ materially from those projected. The forward looking statements, in particular the statements regarding growth of the Company's vendor leasing business, the Company's ability to finance its business, and management's belief that any future loan or lease write-offs will not be material, involve a number of risks and uncertainties including the Company's reliance on a few large vendors for its business, its ability to cope with accelerating obsolescence, and its ability to remarket its off-lease equipment at prices that are equal to or better than its book value. In addition to the factors discussed above which could cause actual results to differ from those projected other factors which could cause actual results to differ from expected include the following:

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of December 31, 1998, the Company had only two significant vendor leasing programs, although it has signed agreements with several other vendors. While the Company believes it has the ability and capacity to develop other large vendor leasing programs, this additional vendor leasing business has been slow to develop and there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth over the long term.

During fiscal year 1998, in order to broaden the base of potential lessees, the Company redefined its underwriting policies. These policy changes result in a greater focus on very short-term leases (1-2 year), expanding its business with customers that traditionally are of lower credit quality, and accepting significantly larger transactions from credit worthy customers at lease rates which are lower than they have been in the past. These changes have resulted in an increased level of transaction and portfolio risk for the Company and an increasing reliance on recourse financing.

Highly Competitive Industry. The equipment leasing business is highly competitive. The Company competes with numerous companies, including leasing companies, commercial banks and financial institutions, some of which the Company relies on to obtain capital to finance its leases. Most of the Company's competitors are significantly larger and have substantially greater resources than the Company.

Risk of Additional Loan and Lease Write-Offs. While the Company believes that its current reserves are adequate, it continues to monitor a particular restructured loan and lease, as to which the Company has a book value of $ 2.9 million. The Company has reviewed its position relative to the collateral and guaranty and currently believes that they adequately support the Company's present book value. While lease payments are being received on a monthly basis, there is no assurance that such payments will continue on an uninterrupted basis.

Financing. The Company's growth and profitability are dependent to a great extent on the Company's ability to finance revenue producing assets. The King Management Corporation's financing commitment, as well as continued reduction in the amount of non-performing assets, have enhanced the Company's ability to obtain required financing. While the Company has been successful in obtaining required recourse and non-recourse financing to date, there is no assurance that financing will be available to meet all of its future leasing requirements.

Major Customers/Vendors. At December 31, 1998 and March 31,1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution. 64.6 % and 63.1% of the Company's leasing revenue for the three and nine months ended December 31, 1998, respectively, was generated through two vendor leasing programs. During the second quarter, the largest vendor, representing 48.5 % of the Company's leasing revenue for the nine months ended December 31, 1998, informed the Company that the vendor intends to enter the leasing business and write leases on its own behalf. While the vendor advised the Company that it would continue to utilize the Company in the vendor's niche markets, and there was no decrease in equipment purchases during the third quarter, there is no assurance how long this utilization will continue.

If this change results in a termination of the Company's relationship or a reduction in the Company's volume of purchases, the Company would continue to realize declining revenues attributable to this vendor's equipment for a period of one to three years. To the extent that the Company would be unable to replace that vendor's declining volume with leasing business from other vendors, the Company's future financial results would be materially and adversely affected.

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

June 1998, the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company beginning April 1, 2000. SFAS No. 133 establishes new accounting and reporting standards for the derivative instruments embedded in other contracts, and for hedging activities. The Company has not completed its analysis of the effects of this standard, however adoption of this standard is not expected to have a material impact on the financial position or the results of operations of the Company.

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

           b.    Form 8-K

                 There have been no Current Reports on Form 8-K filed on behalf of the Company during the quarter ended December 31, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SUNRISE INTERNATIONAL LEASING CORPORATION



Date:   January 27, 1999             By: /s/ Peter J. King
                                     Peter J King, Chairman of the Board,
                                     Chief Executive Officer and Director
                                     (principal executive officer)



                                     By:  /s/ Jeffrey G. Jacobsen
                                     Jeffrey G. Jacobsen, Executive Vice
                                     President, Chief Financial Officer
                                     (principal financial officer)



                                     By:  /s/ James C. Teal
                                     James C. Teal, Corporate Controller
                                     (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
December 31, 1998

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

     10.1 Second Amendment to Amended and Restated Credit Agreement dated November 26, 1997 by and between Sunrise Leasing Corporation, the Company and First Bank National Association (now known as U.S. Bank National Association).

     10.2 Third Amendment to Amended and Restated Credit Agreement dated October 30, 1998 by and between Sunrise Leasing Corporation, the Company and U.S. Bank National Association.

     10.3 Amended and Restated Revolving Credit Note dated October 30, 1998 in the principal amount of $25,000,000 by Sunrise Leasing Corporation and the Company in favor of U.S. Bank National Association.

     11.1 Per Share Earnings Computations

     27.0 Financial Data Schedule (filed with electronic version only)