Form 10-K405
period 1999-03-31
SUNRISE INTERNATIONAL LEASING CORP
filed 1999-06-29
CIK 879022

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Fiscal Year Ended:                           Commission File No.:
           March 31, 1999                                        0-19516

                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                         41-1632858
   (State or other jurisdiction of          (IRS Employer Identification Number)
           incorporation )

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes x No
                  ---------------------------------------------


The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of June 2, 1999 was approximately $9,868,648 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at June 2, 1999: 7,262,646 shares.
                  --------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

Organization

Sunrise International Leasing Corporation ("Sunrise") was originally incorporated in Minnesota in February 1989 as Sunrise Leasing Corporation to lease and sell new and used high technology and other equipment. This leasing business is referred to as the "SLC" or "Direct" business and any references to "SLC" or "Direct" refer to the Company with respect to the SLC business. In February 1995, Sunrise changed its name from Sunrise Leasing Corporation to Sunrise Resources, Inc. and merged with The P.J. King Companies, Inc. d/b/a International Leasing Corporation ("ILC"), whose business involves leasing a wide range of equipment through close relationships with the manufacturers of such equipment. This vendor leasing business is referred to as the "ILC" or "Vendor" business, and any references to "ILC" refer to the Company with respect to the "ILC" or "Vendor" business. On March 31, 1995, Sunrise transferred the SLC and the ILC businesses into a newly created wholly owned subsidiary named Sunrise Leasing Corporation. In October 1997, Sunrise Resources was merged into and with Sunrise International Leasing Corporation, a Delaware corporation. References to the "Company" refer to Sunrise International Leasing Corporation and its subsidiaries.

Business

The ILC business consists primarily of the development of market-oriented vendor programs emphasizing the formulation of customized lease and rental programs for vendors of high technology and other equipment. The lease options offered by ILC generally focus on one- to three-year lease terms.

The SLC business provides its customers with lease financing for high technology, telecommunications, and other capital equipment. SLC customers, representing a variety of industry segments, are located throughout the United States. The Company uses master lease agreements with its customers, under which equipment is leased through lease schedules, each of which has its own lease term and constitutes a separate lease agreement

Industry

The growth in the equipment leasing industry has occurred principally because users have determined that the benefits of higher productivity and profit can be obtained from the use of capital equipment, not necessarily from its ownership, and that leasing can be significantly more flexible than other methods of acquiring equipment. Leases can be structured to fit the lessee's particular economic circumstances, cash flow requirements, equipment needs, and tax situation, and to avoid the risk of obsolescence at the end of the lease term. The benefits of leasing are especially applicable to those companies using high technology products, because those products are characterized by rapid and continuous technological advances. Computer equipment users frequently replace their existing equipment as it becomes inadequate for their needs, as increased capacity is required, or as new technological innovations become available. The flexibility of equipment leasing assists these users to meet their changing equipment requirements in a cost-effective manner.

Leasing and Sales Activities

The Company generally leases equipment for terms ranging from six months to five years, though the vast majority of such leases are in the one-to-three-year category. All of the Company's leases are noncancelable "net" leases which contain provisions under which the customer must make all lease payments regardless of any defects in the equipment and which require the customer to insure the equipment against casualty loss, and pay all related property, sales, and other taxes. SLC business customers are also required to maintain and service the leased equipment, whereas certain ILC business lease programs coordinate such maintenance and service for an additional fee. The Company's leases are occasionally restructured during the term of the lease to upgrade a customer's equipment configuration. The Company retains legal ownership of the equipment it leases, and in the event of default by the customer, the Company (or the financial institution to whom the lease payments have been assigned) may declare the customer in default, accelerate all lease payments due under the lease, and pursue other available remedies, including repossession of the equipment. At completion of the initial term of the lease, the customer may return the equipment to the Company, renew the lease for an additional term, or purchase the equipment. If the equipment is returned to the Company, it is either re-leased to another customer or sold in the secondary market as used equipment. The ILC business usually has an informal remarketing arrangement with the equipment manufacturer, wherein the manufacturer in some instances may assist in remarketing the equipment. Other than its interest in the equipment it leases, the Company does not maintain any significant inventory of equipment.

Competition

The Company generally competes with a large number of firms in equipment leasing, most of which are substantially larger and have greater capital and other resources. The Company's principal competitors are primarily large leasing companies, such as GE Capital, Comdisco Inc., and Leasetec. Commercial banks, investment banking firms, and other financial institutions also compete with the Company.

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

The Company seeks to realize the estimated residual value at lease termination through (i) renewal or extension of the original lease; (ii) sale of the equipment to the lessee or a new user; or (iii) leasing of the equipment to a new user. Equipment whose related leases have expired ("off-lease equipment") is placed in inventory at its depreciated book value. The Company does not hold inventory for sale for significant periods of time. The Company attempts to sell or re-lease off-lease equipment as soon as possible in order to obtain the highest possible return on such equipment.

Customers and Marketing

In addition to the Company's Minneapolis office, the Company has sales offices in San Ramon, CA; Denver, CO; Cincinnati, OH; and Kansas City, MO. However, the Company does not intend to restrict its sales activities to any given territory. The Company believes that future market expansion will depend on its ability to establish new vendor leasing relationships and on its ability to hire qualified sales representatives with experience in selected markets.

Fluctuating Operating Results

Operating results are subject to fluctuations resulting from a variety of factors, including variations in the relative percentages of the Company's leases entered into during the period which are classified as direct financing leases or operating leases as required by Statement of Financial Accounting Standards No. 13. This relative mixture of leases is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in installation dates, pricing policies of equipment manufacturers and vendors, maturation of existing leases, and competition from other lessors. Operating results are also affected by changes in the Company's receivable and residual reserves resulting from changes in the credit-worthiness of lease customers and the estimated residual values of equipment, respectively.

Financing

The Company utilizes recourse and nonrecourse loans to fund lease transactions. Such financing generally cannot be completed until the equipment to be leased has been purchased and installed. The Company uses internally generated funds, existing lines of credit and other borrowings to finance the equipment acquisitions on an interim basis.

Under nonrecourse financing arrangements, the Company assigns the future rental payments and a security interest in the underlying equipment to a financial institution in exchange for a loan equal to the present value of the rental payments, without incurring liability for repayment of the loan. Ownership of the leased equipment is retained by the Company, subject to a financial institution's security interest. During fiscal year 1999, SLC lease transactions were financed primarily through nonrecourse debt. Specific recourse loans are generally collateralized by specific leases and the underlying equipment. The Company's credit line is secured by all unencumbered assets of the Company. In these arrangements, the Company retains the entire risk of loss of its investment in the lease or loan. ILC lease transactions are generally funded via internally generated cash flows or with full-recourse loans or lines of credit.

As of March 31, 1999 and 1998, the Company's total borrowings were $48,232,000 and $54,655,000, respectively, of which 27% and 43%, respectively, were nonrecourse.

Significant Credit Concentrations

At March 31, 1999 and 1998, no leases outstanding to any individual lessee exceeded 5% of the Company's total assets except in cases where the leases had been discounted without recourse to a financial institution.

The Company has ten active vendor relationships. However, two relationships generate 47.5% and 18.1% of the Company's total leasing revenue for fiscal year 1999. Should either of these relationships cease, revenues and cash flows would continue through the scheduled terms of the individual leases, but the long-term effect would be a substantial reduction of both revenue and profit.

Proprietary Rights

The Company has no patents or registered trademarks. The Company utilizes software licensed from third parties for certain of its leasing and financing operations. The Company has developed proprietary software to handle certain aspects of its operations including the administration of some outstanding equipment leases.

Foreign Operations and Export Sales

Almost all of the Company's leasing and sales activities are with customers within the United States. Sales, leases and loans to customers in other countries have been immaterial through March 31, 1999.

Employees

As of March 31, 1999, the Company had 53 full-time employees, none of which is employed under a collective bargaining agreement. The Company considers its current employee relations to be good. The Company believes that its future operating results will be dependent in a significant part upon recruiting and retaining well-qualified personnel.

ITEM 2.   PROPERTIES

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

The Company also has short-term leases for sales offices in the metropolitan areas of Kansas City, Missouri; Denver, Colorado; Cincinnati, Ohio; and San Ramon, California.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the names and ages of current executive officers of the Company in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year.


Name and Age of                   Current Positions with Company and
Executive Officer           Principal Occupations for the Past Five Years

Peter J. King
      71 Peter J. King became Chairman of the Board and Chief Executive Officer on April 1, 1998, after serving as Chairman of the Board since June 1997 and as a Board member since April 1, 1997. Mr. King also served as the Chief Financial Officer from April to June, 1998. Mr. King had previously served as Chairman of the Board from February 1995 to February 1996 and as a Director from February 1995 to July of 1996. Mr. King also previously served as a member of the Company's Interim CEO Committee from July 1995 until July 1996. Mr. King founded International Leasing Corporation in 1974 and served as its President until it was merged into the Company in February 1995. Mr. King also serves as Chairman and CEO of The King Management Corporation.

Jeffrey G. Jacobsen
      51 Jeffrey G. Jacobsen became Executive Vice President and Chief Financial Officer of the Company in June of 1998. Mr. Jacobsen has been a Director since April 1997 and the Secretary since July 1997. Mr. Jacobsen held the position of President of King Management from April 1997 to June 1998, when he joined Sunrise and has been a Director of The King Management Corporation since 1990. Prior to April, 1997, Mr. Jacobsen was Vice President of Network Systems Corporation, a Minneapolis based, publicly traded computer networking company, currently owned by Storage Technology Corporation.

James C. Teal
      35 James C. Teal became Corporate Controller of the Company in June of 1998, which position was elevated to executive officer status on June 14, 1999. Mr. Teal is currently the Corporate Controller of the King Management Corporation and has held that position since 1993. Prior to joining King Management and Sunrise, Mr. Teal was Assistant Controller for the Space Center Company, St. Paul, MN from 1990-1993. Mr. Teal is a Certified Public Accountant and was an Auditor for the Minneapolis office of Arthur Andersen LLP from 1986 to 1990.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     Market Information

The Company's shares are traded on the Nasdaq National Market ("NASDAQ") under the symbol SUNL. The table below sets forth the range of high and low sale prices per share as reported by NASDAQ.

                                                              Price
                                                        High          Low
         Fiscal year ended March 31, 1999
           First Quarter                                $3.875       $3.000
           Second Quarter                                4.375        2.500
           Third Quarter                                 3.875        2.625
           Fourth Quarter                                3.437        3.000

         Fiscal year ended March 31, 1998
           First Quarter                                $3.375       $3.125
           Second Quarter                                4.234        2.875
           Third Quarter                                 3.250        2.625
           Fourth Quarter                                3.875        2.625


As of June 2, 1999, there were approximately 1,314 beneficial owners of the Common Stock. On June 2, 1999, the closing share price was $4.00.

 (b)    Dividends

The Company has never paid a cash dividend on its common stock. The Board of Directors does not anticipate paying cash dividends in the near term. The Company's bank line of credit prohibits the Company from paying dividends without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended March 31, 1999, are derived from the Company's audited consolidated financial statements. The consolidated financial statements as of March 31, 1999 and 1998 and for the three years in the period ended March 31, 1999, and the Independent Auditors' reports thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth in the following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

                                                                              Years Ended March 31,
                                               1999                1998             1997              1996             1995
                                        ---------------     ---------------     -------------    -------------     --------------
Statement of Operations Data
Revenues
   Operating leases                     $    40,481,000     $    33,714,000     $  26,483,000    $  21,998,000     $  10,722,000
   Direct financing leases                    3,134,000           4,792,000         7,528,000        9,625,000         5,613,000
   Equipment sales                            7,701,000           9,971,000         8,394,000       10,049,000         3,141,000
   Interest income                               15,000             202,000           304,000        1,447,000           869,000
   Fee income                                   317,000             413,000           254,000          369,000         1,710,000
                                        ---------------     ---------------     -------------    -------------     --------------
         Total                               51,648,000          49,092,000        42,963,000       43,488,000        22,055,000

Costs and expenses
   Depreciation                              26,680,000          19,974,000        15,297,000       13,777,000         7,518,000
   Interest                                   3,791,000           5,424,000         6,541,000        7,559,000         3,865,000
   Provision for lease and loan losses        1,925,000           2,790,000         7,512,000        1,853,000         9,502,000
   Cost of equipment sold                     7,209,000           9,966,000         7,418,000        9,145,000         2,495,000
   Compensation expense                       3,330,000           4,010,000         3,729,000        3,596,000         2,151,000
   Other operating expenses                   2,786,000           2,945,000         2,800,000        2,671,000         1,861,000
   Arbitration settlement                            --                  --         2,022,000               --                --
                                        ---------------     ---------------     -------------    -------------     -------------
         Total                               45,721,000          45,109,000        45,319,000       38,601,000        27,392,000
                                        ---------------     ---------------     -------------    -------------     -------------

Income (loss) before income taxes             5,927,000           3,983,000        (2,356,000)       4,887,000       (5,337,000)
Provision (benefit) for income taxes          2,489,000           1,792,000           191,000        2,384,000       (1,085,000)
                                        ---------------     ---------------     -------------    -------------       ----------

Net income (loss)                       $     3,438,000     $     2,191,000     $  (2,547,000)   $   2,503,000     $ (4,252,000)
                                        ===============     ===============     =============    =============     ============

Net income (loss) per common
    share-basic                         $           .45     $           .29     $       (0.35)   $        0.35     $      (0.93)
                                        ===============     ===============     =============    =============     ============

Net income (loss) per
   common share-diluted                 $           .45     $           .29     $       (0.35)   $        0.35     $      (0.93)
                                        ===============     ===============     =============    =============     ============


                                                                                  March 31,
                                               1999                1998             1997              1996             1995
                                        ---------------     ---------------     -------------    -------------     --------------
Balance Sheet Data
Investment in leasing operations            $95,491,000         $81,472,000       $94,972,000     $101,394,000     $  96,188,000
Loans receivable                              2,556,000           3,328,000         7,503,000       14,074,000        18,638,000
Total assets                                103,015,000          92,933,000       109,489,000      123,085,000       120,147,000
Borrowings under lines of credit              4,156,000           6,661,000        13,329,000       18,298,000        15,608,000

Notes payable to The
   King Management Corporation               8,476,000           14,986,000             --           4,127,000        11,733,000
Notes payable to others                      22,011,000           7,532,000        15,481,000              --                --
Participations in loans receivable                  --                  --            435,000        4,582,000         7,585,000
Total liabilities                            70,609,000          61,925,000        84,143,000       93,781,000        93,347,000
Retained earnings                             6,713,000           3,275,000         1,084,000        3,631,000         1,128,000
Shareholders' equity                         32,406,000          31,008,000        26,757,000       29,304,000        26,800,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company segregates the sources of its revenue into five categories for financial statement purposes: (i) operating leases; (ii) direct financing leases; (iii) sales of equipment; (iv) fee income; and (v) interest income.

Operating Leases. Monthly billings from these leases are recognized as leasing revenue. The Company's cost of the leased equipment is recorded on the balance sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue, depreciation expense, and the resultant gross margin for operating leases are recorded evenly over the term of the lease. If the lease is discounted to a financial institution, the related interest expense declines over the term of the lease as the principal is reduced, with the resultant margin being lower in the early periods of the lease and higher in the later periods.

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

Consolidated Results of Operations for the Years Ended March 31, 1999 and 1998

For the year ended March 31, 1999, total revenue increased $2.6 million, or 5.2%, compared to the previous year. For the same periods, net income increased $1.2 million or 56.9%.

For the year ended March 31, 1999, consolidated leasing net margins increased $618,000, or 5.7%. See discussion by segment below for explanations of this increase.

Revenue from equipment sales decreased $2.3 million, or 22.8%, and gross margins on equipment sales increased $0.5 million over the breakeven margins for the previous year.

Compensation expenses decreased $680,000 or 17.0% as a result of decreases in employee headcount as well as decreases in severance payments which were included in fiscal 1998 expenses.

Other operating expenses decreased $0.2 million, or 5.4%.

The income tax provision as a percentage of income before taxes was 42.0% in fiscal 1999 as compared to 45.0% in fiscal 1998. Fiscal 1998 income before taxes included certain expenses which were not deductible for tax resulting in an abnormally high tax rate.

Segment Information

In evaluating Company's financial performance, management focuses on two segments. The first segment is ILC or the vendor generated business. The second segment is SLC or the business generated by Sunrise through direct sales contact with end user customers. The remaining portfolio of assets from the Company's former asset based lending activities are also included in this segment.

Management focuses on revenue and margins generated from two major categories within each segment, leasing revenue (including interest and fee income) and sale of equipment revenue. Management defines leasing gross margins as leasing income (as defined above) less depreciation and interest. Management defines leasing net margin as leasing gross margin less provisions for losses. Equipment sales gross margin is sale proceeds less the net book value of the equipment sold at the time of sale.

Segmented Results of Operations for the Years Ended March 31, 1999 and 1998

ILC/Vendor

Vendor leasing revenues increased $6.9 million, or 25.0%, over the previous fiscal year. Vendor leasing gross margins increased $898,000 or 9.0% while vendor leasing net margins decreased $307,000, or 3.3%, over the same period. Leasing gross margins did not increase at the same rate as revenues due to the acceleration of depreciation made necessary by lower expected residual values for leased equipment and increases in the number of leases with lower margins. Net leasing margins decreased while revenue and gross margins increased, reflecting increased loss provisions made necessary by increased exposure due to portfolio growth and increased credit risks.

For the year ended March 31, 1999, equipment sales revenue decreased $1.4 million, or 20.2%. Gross margins from equipment sales increased to $100,000, compared to a gross margin loss of $488,000 for the previous year.

SLC/Direct

For the year ended March 31, 1999, SLC leasing revenue decreased $2.0 million, or 17.5%, compared to the previous year as new operating lease revenue was not adequate to offset the decline in direct finance lease revenue. SLC leasing gross margins decreased $1.1 million, or 30.3%. SLC net leasing margins increased $925,000 or 53.7%. Net leasing margin increased while revenue and gross margins decreased over the previous year due to lower provisions for losses compared to the previous year as well as recoveries on items previously written off resulting in a net recovery for the year.

For the year ended March 31, 1999, equipment sales revenue decreased $862,000 or 28.6% and gross margins from equipment sales decreased $101,000 or 20.5%.

Consolidated Results of Operations for the Years Ended March 31, 1998 and 1997

For the year ended March 31, 1998, total revenue increased $6.1 million, or 14.3%, compared to the previous fiscal year. For the same periods net income was $2.2 million, compared to a net loss of $2.5 million.

For the year ended March 31, 1998, consolidated leasing net margins increased $5.7 million, or 109.5%. See discussion by segment below for explanation of this increase.

Revenue from equipment sales increased $1.6 million, or 18.8%. Gross margins on equipment sales decreased $1.0 million to breakeven. This gross margin decrease was due to losses on sales related to a specific vendor program.

Compensation expenses increased $0.3 million, or 7.5%, primarily due to severance accruals.

Other operating expenses increased $0.2 million or 5.2%.

Charges totaling $2.0 million relating to an arbitration award were included in results for fiscal year 1997.

The income tax provision as a percentage of income (loss) before taxes was 45.0% in fiscal 1998. In fiscal 1997, the Company recorded an income tax provision of $191,000 in spite of a pre-tax loss. The primary reason for the effective tax rates differences is the lack of deductibility of the arbitration award and related legal expenses, which were much larger in fiscal 1997 than in fiscal 1998.

Segmented Results of Operations for the Years Ended March 31, 1998 and 1997

ILC/Vendor

For the year ended March 31, 1998, vendor leasing revenues increased $6.9 million, or 33.6% over the previous year which is directly attributable to increases in new lease purchases. Vendor leasing gross margins increased $1.6 million, or 19.0% and leasing net margins increased $1.2 million, or 15.1% over the same periods. Leasing gross margins and net margins did not increase as fast as leasing revenue due to accelerated rates of depreciation and increases in the provisions for losses.

For the year ended March 31, 1998, equipment sale revenue increased $2.3 million, or 48.2% over the previous fiscal year. Gross margins from equipment sales decreased to a loss of $488,000, compared to a gross profit of $565,000 in the previous year. This gross margin decrease was due to losses on sales related to a specific vendor program.

SLC/Direct

For the year ended March 31, 1998, direct leasing revenue decreased $2.4 million, or 16.8%, compared to the previous year as new operating lease revenue was not adequate to offset the decline in direct finance lease revenue. SLC leasing gross margins decreased $598,000, or 13.7%. SLC leasing net margins increased to $1.7 million, compared to a loss of $2.8 million for the previous year, which was caused by the large write-offs and provisions for losses taken in the fourth quarter of fiscal year 1997.

For the year ended March 31 1998, equipment sales revenue decreased $684,000 or 18.5% and gross margins from equipment sales increased $82,000 or 20.0%.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, the acquisition of revenue generating equipment. Generally, upon commencement of an SLC original equipment lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. In this manner, the Company limits its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis (primarily in the ILC/vendor business), the Company assumes the entire risk on its investment in the loan or equipment. The Company's reliance on recourse debt will continue to increase because the types of leases generated by its vendor business are riskier than those generated by its direct business and do not lend themselves to non-recourse financing.

At March 31, 1999, the Company had total borrowings outstanding of $48.2 million, of which 27.3 % were nonrecourse. These borrowings consisted of $13.6 million of discounted lease rentals (3.1% of which were recourse and 96.9% of which were non-recourse), $4.2 million of borrowings under bank lines of credit, $22.0 million notes payable to several banks, and a total of $8.4 million of notes payable to King Management Corporation.

As of March 31, 1999, the Company had a total investment in leasing operations of $95.5 million, which compares to $81.5 million in fiscal 1998. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases. The increase in investment in leasing operations is a result of an increase in the vendor leasing business.

Net cash flow of $49.1 million was generated from operating activities for the year ended March 31, 1999, of which $11.4 million resulted from increases in accounts payable and customer deposits. The Company also collected $17.3 million in loans and direct financing leases in fiscal 1999. This cash flow was used to purchase $59.0 million of leasing equipment and resulted in a net reduction in borrowings of $8.6 million. The Company also used $2.2 million to repurchase its common stock under a stock repurchase program.

The Company has discovered that certain errors have been made in prior year tax returns. These errors impact the timing of taxable income and accordingly the timing of income tax payments. The errors have no effect on reported income tax expense in the current year or any previous year, however, $3.6 million which was reflected as deferred tax liabilities at March 31, 1998 has been reclassified to a current liability. The Company expects to amend prior period tax returns during the second quarter of fiscal 2000 requiring the payment of approximately $2.2 million in federal and state taxes plus interest.

At March 31, 1999, the Company had issued purchase orders for, and thereby committed to buy, $21.9 million of equipment to be leased to various customers. The Company does not have any other material commitments for capital expenditures.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

The Company maintains a $25 million line of credit with US Bank. Of this amount, $4.2 million had been utilized as of March 31, 1999. Advances under the line bear interest at prime and are collateralized by substantially all of the Company's unencumbered assets. The Company's line of credit matures on October 31, 1999. The Company believes this credit facility will be renewed on terms similar to the current facility. The line of credit requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends, and requires compliance with other financial covenants. The Company is in compliance with the terms of these agreements.

As described in Footnote 5 of the financial statements included in this Annual Report on Form 10-K, in addition to the line of credit discussed above, the Company utilizes a variety of term funding sources to finance its investment in leasing assets.

All of these facilities are secured by specific leases and equipment and require compliance with certain liquidity and net worth ratios. The Company is in compliance with the terms of these agreements.

Financing Arrangement with King Management Corporation

On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement as amended, for the period from July 1, 1997 through June 30, 2000. KMC has committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies, utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs including making direct loans to the Company. From June 16, 1997 through March 31, 1999, King Management has provided term note financing totaling $19,767,000, with a balance outstanding of $8.5 million, at March 31, 1999. The notes bear interest at prime minus 0.25% (7.50% at March 31, 1999), and are secured by specific leases and equipment.

In consideration for the commitment described above and other services, the Company agreed to allow KMC to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 2000. Specific leases are identified as the property of KMC and are not included in the Company's portfolio. During fiscal 1999 and 1998, KMC purchased leases in the amount of $14,307,000 and $4,969,000, respectively.

Interest expense paid to KMC related to the financing arrangements described above was $969,000, $161,000 and $145,000, for the years ended March 31, 1999,
1998, and 1997, respectively.

Based on the financing commitments from King Management, the borrowing capacity under the bank line, and its recent success in obtaining additional term note discount financing, the Company believes that it will be able to finance its anticipated equipment purchasing commitments in fiscal 2000.

The Company continues to monitor several problem leases and loans. While there are leases and loans payable to the Company which could force the Company to take additional write-offs, management does not currently believe that any such write-offs would be material.

Stock Repurchase

On October 13, 1998, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company had allocated up to $5 million to purchase its common stock at suitable market prices. During the quarter ended December 31, 1998, the Company repurchased 566,400 shares at a total cost of $2,195,000. There have been no additional stock repurchases to date. The repurchased shares are being held as treasury stock on the Company's balance sheet. The Company has an option to purchase 630,000 shares of Sunrise stock acquired in February 1999 by KMC at the request of Sunrise. The option to purchase, dated February 24, 1999, has a one-year term and allows the Company to acquire the shares at KMC's cost of $4.40 per share, plus accrued interest. On April 23, 1999, the Board of Directors increased the stock repurchase program from $5 million to $7 million and granted management the authority to exercise its option to purchase the shares from KMC or make other purchases, either directly or through KMC as long as its ability to fund pending and future lease equipment purchases is not jeopardized.

Year 2000 Compliance

The Company is continuing to review its internal use computer systems in order to identify and modify those systems that are not Year 2000 compliant. The cost associated with this effort is not incremental to the Company, but represents a reallocation of existing resources. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results.

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

Although the Company believes that the cost of Year 2000 modifications for internal-use systems are not material, there can be no assurance that the various factors relating to the Year 2000 compliance issues, including the ability of the Company's suppliers to provide the Company with products that are Year 2000 compliant, will not have a material adverse effect on the Company's business, operating results, or financial position.

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

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of March 31, 1999, the Company had only two significant vendor leasing programs and had signed agreements for eight other vendor leasing programs which are not significant. While the Company believes it has the ability and capacity to develop large vendor leasing programs, other than the two it is currently servicing there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

In order to broaden the base of potential lessees the Company has redefined its underwriting policies. These policy changes result in a greater focus on very short-term leases, expanding the business with customers that traditionally are of lower credit quality, and accepting significantly larger transactions from credit-worthy customers at gross margins which are lower than its business to date. These changes will result in a substantially increased level of transaction and portfolio risk for the Company and an increased reliance on recourse financing. These changes will continue to impact the Company's gross and net leasing margins into the future.

Highly Competitive Industry. The equipment leasing business is highly competitive. The Company competes with numerous companies, including leasing companies, commercial banks, and financial institutions, some of which the Company relies on to obtain capital to finance its leases. Most of the Company's competitors are significantly larger and have substantially greater resources than the Company. The Company typically chooses not to compete with large leasing companies for those leases in which the cost of the equipment greatly exceeds the amount of nonrecourse financing available.

Financing. The Company's growth and profitability are dependent to a great extent on the Company's ability to finance revenue producing assets. Company financial performance, as well as continued reduction in the amount of non-performing assets, have enhanced the Company's ability to obtain required financing. However, the recent increases in vendor operating leases have resulted in an increased reliance on recourse debt to finance the Company. While the Company has been successful in obtaining required recourse and non-recourse financing to date, there is no assurance that all required financing will be available in the future.

Major Customers/Vendors. At March 31, 1999 and March 31,1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

However, 47.5% and 18.1% and 50.6 % and 8.2% of the Company's total leasing revenue for the years ended March 31, 1999 and 1998 respectively, were generated through two vendor leasing programs. During the second quarter the largest vendor informed the Company that the vendor intended to enter the leasing business and write leases on its own behalf. The vendor has advised the Company that it would continue to utilize the Company in the vendor's niche markets. Subsequent to the notice, the Company's volume of new leases from this vendor have increased. However, as in any vendor program, there is no assurance how long this increased utilization will continue. If the relationship with either of its two large vendors were to change resulting in a reduction in the volume of new leases, the Company would continue to realize declining revenues attributable to this vendor's existing equipment under lease for a period of one to three years. To the extent that the Company would be unable to replace that declining volume and revenue with increased leasing business from other vendors, the Company's future financial results would be materially and adversely affected.

Residual Values of Leased Equipment. The value of the high technology equipment leased by the Company to its customers represents a substantial portion of the Company's capital. At the inception of each lease, the Company estimates the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The actual realized residual value of leased equipment may differ from its estimated residual value, resulting in profit or loss when the leased equipment is sold or leased again at the end of the initial lease term. If a lessee defaults on a lease which has been discounted by the Company to a financial institution, the financial institution may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. In addition, the high technology equipment which comprises the bulk of the Company's lease portfolio is subject to rapid technological obsolescence typical of the computer industry.

During the past fiscal year, the Company has experienced losses on the sale of equipment under specific vendor programs and established reserves to cover anticipated future losses relating to the programs. In addition, the Company will be depreciating future equipment acquisitions relating to these vendor programs more quickly. The trend towards shortened product life cycles and accelerated rates of depreciation will continue to adversely affect the Company's ability to maintain historical leasing margins.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedule listed below are included herein on the pages set forth:

                                                                            Page

Current Independent Auditor's Report on Consolidated Financial
Statements and Schedule as of and for the years ended March 31, 1999 and 1998.................................................................... 16

Former Independent Public Accountants' Report on Consolidated Financial
Statements for the year ended March 31, 1997................................ 17

Consolidated Balance Sheets as of March 31, 1999 and 1998................ ...18

Consolidated Statements of Operations for the years ended March 31,
1999, 1998, and 1997.........................................................19

Consolidated Statements of Stockholders' Equity for the years ended
March 31, 1999, 1998 and 1997................................................20

Consolidated Statements of Cash Flows for the years ended March 31,
1999, 1998 and 1997..........................................................21

Notes to Consolidated Financial Statements...................................22

Schedule II- Valuation and Qualifying Accounts................................*

All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

* Immediately follows signature page of this Annual Report on Form 10-K.

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

INDEPENDENT AUDITORS' REPORT


Board of Directors
Sunrise International Leasing Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sunrise International Leasing Corporation (formerly Sunrise Resources, Inc.) and Subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended March 31, 1999 and 1998 listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 1999 and 1998 financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sunrise International Leasing Corporation and Subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
June 4, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Sunrise International Leasing Corporation:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Sunrise International Leasing Corporation (a Delaware corporation) (formerly Sunrise Resources, Inc.) and Subsidiaries (the Company) for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sunrise International Leasing Corporation and Subsidiaries for the year ended March 31, 1997 in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
June 27, 1997

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND 1998

                                                                                      1999               1998
                                                                              -----------------    ----------------
ASSETS:

   Cash and cash equivalents                                                     $      963,000    $      2,140,000
   Accounts receivable, less allowance for doubtful accounts
     of $368,000 and $260,000, respectively                                           1,306,000           3,413,000
   Loans receivable, less allowance for possible losses of
     $1,105,000 in 1998                                                               2,556,000           3,328,000

   Investment in leasing operations:
     Operating leases - Equipment                                                   111,953,000          74,833,000
     Less: Operating leases - Accumulated depreciation                               36,518,000          25,146,000
                                                                              -----------------    ----------------
     Operating leases - Net book value                                               75,435,000          49,687,000
     Direct financing leases                                                         14,880,000          26,865,000
     Equipment held for lease                                                         4,914,000           4,262,000
     Inventory held for sale                                                             57,000             207,000
     Initial direct costs                                                               205,000             451,000
                                                                              -----------------    ----------------
           Total investment in leasing operations                                    95,491,000          81,472,000
                                                                              -----------------    ----------------

   Furniture and fixtures, less accumulated depreciation of
     $652,000 and $658,000, respectively                                                242,000             326,000
   Deferred tax asset                                                                 1,364,000
   Other assets                                                                       1,093,000           2,254,000
                                                                              -----------------    ----------------
           Total Assets                                                       $     103,015,000    $     92,933,000
                                                                              =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements
     Borrowings under lines of credit                                         $       4,156,000    $      6,661,000
     Discounted lease rentals                                                        13,589,000          25,476,000
     Term notes                                                                      22,011,000           7,532,000
     Notes payable to King Management Corporation                                     8,476,000          14,986,000
                                                                              -----------------    ----------------
           Total financing arrangements                                              48,232,000          54,655,000
                                                                              -----------------    ----------------
   Accounts payable                                                                   8,988,000           1,457,000
   Accrued liabilities                                                                1,821,000           1,052,000
   Customer deposits                                                                  4,804,000           1,698,000
   Income taxes payable                                                               6,764,000           2,881,000
   Deferred tax liability                                                                                   182,000
                                                                              -----------------    ----------------
           Total Liabilities                                                         70,609,000          61,925,000
                                                                              -----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized,
     7,826,000 shares issued and outstanding                                             78,000              78,000
   Preferred stock, undesignated, par value $.01 per share,
     2,500,000 shares authorized, none issued or outstanding
   Additional paid-in capital                                                        27,810,000          27,655,000
   Retained earnings                                                                  6,713,000           3,275,000
                                                                              -----------------    ----------------
                                                                                     34,601,000          31,008,000
   Common stock in treasury at cost - 566,000 shares                                 (2,195,000)
                                                                              -----------------    ----------------
           Total  Stockholders' Equity                                               32,406,000          31,008,000
                                                                              -----------------    ----------------
           Total Liabilities and Stockholders' Equity                         $     103,015,000    $     92,933,000
                                                                              =================    ================

See notes to consolidated financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Years Ended March 31,
                                                                     1999              1998              1997
                                                               --------------    ---------------    ---------------
REVENUES:
   Operating leases                                            $   40,481,000    $    33,714,000    $    26,483,000
   Direct financing leases                                          3,134,000          4,792,000          7,528,000
   Equipment sales                                                  7,701,000          9,971,000          8,394,000
   Interest income                                                     15,000            202,000            304,000
   Fee income                                                         317,000            413,000            254,000
                                                               --------------    ---------------    ---------------
         Total revenues                                            51,648,000         49,092,000         42,963,000
                                                               --------------    ---------------    ---------------

COSTS AND EXPENSES:
   Depreciation                                                    26,680,000         19,974,000         15,297,000
   Interest (including $969,000, $161,000, and
      $145,000, respectively, paid to a related party)              3,791,000          5,424,000          6,541,000
   Provision for lease and loan losses                              1,925,000          2,790,000          7,512,000
   Cost of equipment sold                                           7,209,000          9,966,000          7,418,000
   Compensation expense                                             3,330,000          4,010,000          3,729,000
   Other operating expenses                                         2,786,000          2,945,000          2,800,000
   Arbitration settlement                                                                                 2,022,000
                                                               --------------    ---------------    ---------------
         Total costs and expenses                                  45,721,000         45,109,000         45,319,000
                                                               --------------    ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES                                       5,927,000          3,983,000         (2,356,000)

PROVISION FOR INCOME TAXES                                          2,489,000          1,792,000            191,000
                                                               --------------    ---------------    ---------------

NET INCOME (LOSS)                                              $    3,438,000    $     2,191,000    $    (2,547,000)
                                                               ==============    ===============    ===============

NET INCOME (LOSS) PER COMMON SHARE

   BASIC                                                       $         .45     $          0.29    $         (0.35)
                                                               ==============    ===============    ===============

   DILUTED                                                     $          .45    $          0.29    $         (0.35)
                                                               ==============    ===============    ===============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC                                       7,618,000          7,658,000          7,189,000
                                                               ==============    ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                                     7,642,000          7,676,000          7,245,000
                                                               ==============    ===============    ===============


See notes to consolidated financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Common Stock             Additional
                                    Common Stock              in Treasury              Paid-in         Retained
                                  Shares     Amount       Shares        Amount         Capital         Earnings         Total
                                 ---------  -------      ---------     ---------     -----------        ----------     -----------

 BALANCE AT
  MARCH 31, 1996                 7,189,000  $72,000                                  $25,601,000        $3,631,000     $29,304,000

  Net loss                                                                                              (2,547,000)     (2,547,000)
                                 ---------  -------                                  -----------        ----------     -----------

BALANCE AT
MARCH 31, 1997                   7,189,000   72,000                                   25,601,000        $1,084,000      26,757,000

   Stock issued as a result of
     arbitration settlement        599,000    6,000                                    2,016,000                         2,022,000
   Stock options issued to
     non-employees                                                                        38,000                            38,000
   Net income                                                                                           2,191,000        2,191,000
                                 ---------  -------                                   ----------        ---------       ----------

BALANCE AT
   MARCH 31, 1998                7,788,000   78,000                                   27,655,000        3,275,000       31,008,000

   Stock repurchases                                      (566,000)   $(2,195,000)                                      (2,195,000)
   Stock option exercises           38,000                                               101,000                           101,000
   Stock options issued to
     non-employees                                                                        54,000                            54,000
   Net income                                                                                           3,438,000        3,438,000
                                 ---------  -------      ---------    -----------     ----------        ---------       ----------

BALANCE AT
   MARCH 31, 1999                7,826,000  $78,000      (566,000)    $(2,195,000)   $27,810,000       $6,713,000      $32,406,000
                                 =========  =======      ========     ===========    ===========       ==========      ===========

See notes to consolidated financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended March 31,
                                                               ------------------------------------------------------
                                                                       1999                1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                           $  3,438,000       $  2,191,000       $ (2,547,000)
        Adjustments to  reconcile  net  income
             (loss) to net cash  provided  by
             operating activities:
          Provision for lease and loan losses                          1,925,000          2,790,000          7,512,000
          Depreciation and amortization                               27,011,000         20,947,000         15,409,000
          Deferred income taxes                                       (1,546,000)         1,792,000            401,000
          Stock issued for arbitration settlement                           --            2,022,000               --
          Stock options issued to non-employees                           54,000             38,000               --
              Change in operating assets and liabilities:
              Accounts receivable                                      1,748,000         (2,081,000)         1,236,000
              Income taxes                                             3,883,000            617,000            (88,000)
              Other assets                                             1,077,000         (1,195,000)          (831,000)
              Inventory held for sale                                    150,000            181,000           (265,000)
              Accounts payable/accrued liabilities                     8,300,000         (5,351,000)         1,971,000
              Customer deposits                                        3,106,000         (1,756,000)         2,333,000
                                                                     -----------        -----------        -----------
                     Net cash provided by operating activities        49,146,000         20,195,000         25,131,000

CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in loans receivable                                      --                 --           (1,417,000)
        Principal portion of loans receivable collected                  772,000          3,975,000          5,503,000
        Purchase of equipment for lease, net of cost of
              equipment sold                                         (59,037,000)       (30,364,000)       (40,646,000)
        Principal portion of direct financing leases collected        16,534,000         21,016,000         26,115,000
        Purchase of furniture and fixtures                               (75,000)           (85,000)           (40,000)
                                                                     -----------        -----------        -----------
                      Net cash used in investing activities          (41,806,000)        (5,458,000)       (10,485,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings on lines of credit                                 45,411,000         36,100,000         22,600,000
        Payments on lines of credit                                  (47,916,000)       (42,768,000)       (27,569,000)
        Proceeds from discounted lease financing                       5,106,000         11,342,000         12,298,000
        Payments on discounted lease financing                       (16,993,000)       (26,064,000)       (28,620,000)
        Proceeds from notes payable related party                      4,295,000         15,472,000          1,955,000
        Payments on notes payable to related party                   (10,805,000)          (486,000)        (6,082,000)
        Payments on participations in loans receivable                      --             (435,000)        (4,147,000)
        Proceeds from term notes                                      21,282,000          5,499,000         20,000,000
        Payments on term notes                                        (6,803,000)       (13,448,000)        (4,519,000)
        Stock option exercised                                           101,000               --                 --
        Purchase of treasury stock                                    (2,195,000)              --                 --
                                                                     -----------        -----------        -----------
                      Net cash used in financing activities           (8,517,000)       (14,788,000)       (14,084,000)
                                                                     -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                              (1,177,000)           (51,000)           562,000

CASH AND CASH EQUIVALENTS AT
        BEGINNING OF YEAR                                              2,140,000          2,191,000          1,629,000
                                                                     -----------        -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF
        YEAR                                                        $    963,000       $  2,140,000       $  2,191,000
                                                                     ===========        ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                               $  2,232,000       $  3,004,000       $  3,823,000
        Income taxes paid                                                152,000           (617,000)           423,000

See notes to consolidated financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION
(FORMERLY SUNRISE RESOURCES, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

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

      Reclassifications - Certain amounts in the financial statements and notes thereto have been reclassified to conform to fiscal 1999 classifications. These changes had no impact on previously reported results of operations or stockholders' equity.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 1999 and 1998, the Company had restricted cash balances of $319,000 and $891,000, respectively, associated with a compensating debt balance.

      Inventory Held for Sale - Inventory is valued at the lower of specific unit cost or net realizable value.

      Loan Accounting - Loans are stated at the amount of unpaid principal, net of unearned fees from loan origination, and are reduced by an allowance for possible loan losses, if necessary. Interest is accrued on the unpaid principal balances.

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

      Allowance for Lease and Loan Losses - The allowance for possible losses is established through a provision for losses charged to expense and is estimated based upon the Company's past loss experience, current economic conditions, and an evaluation of the lease and loan portfolio. The allowance for possible losses is reduced by net charge-offs. Current and future economic developments or other factors may have a significant impact on the market value of leased equipment and other collateral. Accordingly, ultimate losses may vary from current estimates. These estimates are reviewed periodically and adjustments, as they become necessary, are reported in the results of operations in the periods in which they become known. In management's opinion, the allowance for possible lease and loan losses is sufficient to adequately provide for potential losses.

      Equipment Held for Lease - Equipment held for lease is valued at the lower of specific unit cost or net realizable value. Equipment consists primarily of those items assigned to lease contracts that have not yet commenced.

      Depreciation - Operating lease equipment is depreciated using the straight-line method to an estimated residual value. Furniture and fixtures are depreciated using the straight-line method over the expected useful lives of the assets (3-5 years).

      Other Assets - Other assets include goodwill, net of accumulated amortization of $474,000 and $519,000 at March 31, 1999 and 1998,
      respectively, representing the excess of cost over the fair value of identifiable net assets at the date of the ILC merger and is being amortized over a 15-year period. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from the acquired business unit with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of demand, competition, and other economic factors. Also included in other assets is the carrying value of certain assets which the Company has taken ownership of in settlement of outstanding loans and leases.

      Income Taxes - Deferred income taxes are provided for differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

      Accounting for Equipment Sales - Equipment sales and cost of equipment sold are recognized when title to the equipment is transferred to the customer.

      Fee Income - Fee income primarily consists of late fees collected on past due accounts.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates to record loss reserves and estimated residual values. Ultimate results could differ from those estimates.

      Accounting for Stock Options - Measurement and recognition of stock based transactions with employees are accounted for under Accounting Principle Board Opinion No. 25 (APB No. 25). See Note 7 for the required disclosures under SFAS No. 123, Accounting for Stock Based Compensation.

      In fiscal 1997, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of; SFAS No. 123, Accounting for Stock Based Compensation; and SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of these statements did not have a material impact on the Company's financial position or results of operations.

      Earnings per Share - During 1998, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the disclosure of Basic and Diluted Earnings per share (EPS). Basic EPS is computed using income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to give effect to all dilutive potential common shares that were outstanding during the period.

      Comprehensive Income - In 1999, the Company also adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from transactions and other events and circumstances from non-owner sources. Implementation of SFAS No. 130 did not have an effect on the Company's financial statements because comprehensive income is the same as the Company's net income.

      Segment Information - During 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting operating segment information based upon how the Company manages its operations. The Company manages its business in two distinct operating groups, which are International Leasing Corporation (ILC) and Sunrise Leasing Corporation (SLC). See also Note 12. Prior year financial statements have been restated accordingly.

      In June 1998, the Financial Accounting Standards Board released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company beginning April 1, 2001. SFAS No. 133 establishes new accounting and reporting standards for the derivative instruments embedded in other contracts, and for hedging activities. The Company has not completed its analysis of the effects of this standard; however adoption of this standard is not expected to have a material impact on the financial position or the results of operations of the Company.

2.    LOANS RECEIVABLE

      The Company discontinued its loan activities in fiscal 1997. As of March 31, 1999, the loan receivable portfolio was primarily comprised of a single loan.

      The activity in the allowance for possible loan losses was as follows:

                                               Years Ended March 31,
                                        1999            1998           1997
                                     -----------     -----------    -----------
      Balance at beginning of year   $ 1,105,000     $ 3,401,000    $ 2,773,000
      Provision for loan losses              --          200,000      2,485,000
      Loans written off               (1,105,000)     (2,496,000)    (1,857,000)
                                     -----------     -----------    -----------
      Balance at end of year         $       --      $ 1,105,000    $ 3,401,000
                                     ===========     ===========    ===========

      When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest or fee income, the accrual of such income is discontinued, and uncollected income accruals are reversed. During the years ended March 31, 1999, 1998 and 1997, the Company did not recognize fee and interest income totaling $175,000, $850,000 and $771,000, respectively, related to impaired loans.

      While the Company believes that no reserves are currently necessary, it continues to monitor the significant loan, and a related lease. The Company has an aggregate book value of $2.7 million and an aggregate remaining contractual balance of $8.4 million relating to this loan and lease. Payments are being received on a monthly basis and the Company believes that its collateral and related guaranty adequately secure the remaining book balance.

3.    INVESTMENT IN LEASING OPERATIONS

      Direct Financing Leases - The components of assets leased under direct financing leases consist of the following:

                                                                     March 31,
                                                              1999              1998
                                                        ---------------  ----------------
      Future minimum lease rentals                      $    24,151,000  $     35,653,000
      Estimated residual values of leased equipment           1,522,000         2,888,000
                                                        ---------------  ----------------
                                                             25,673,000        38,541,000
      Less unearned revenue on lease rentals                 (3,972,000)       (5,749,000)
      Less reserves for direct financing leases              (6,821,000)       (5,927,000)
                                                        ---------------- -----------------
      Net investment in direct financing leases         $    14,880,000  $     26,865,000
                                                        ===============  ================

      Future Minimum Lease Payments - Future minimum lease payments on direct financing and operating leases are due as follows:

                                              Direct
                                            Financing        Operating
                                             Leases           Leases
      Years ending March 31:
         2000                              $13,315,000      $35,844,000
         2001                                6,630,000       14,823,000
         2002                                2,174,000        2,775,000
         2003                                1,122,000
         2004 and thereafter                   910,000
                                        ---------------    -------------
                                           $24,151,000      $53,442,000
                                        ===============    =============

      As described in Note 5, a substantial portion of the Company's direct financing and operating leases are pledged as collateral on term debt arrangements or are discounted to financial institutions. Accordingly, a substantial portion of the future minimum lease payments shown above are committed to the repayment of those financing arrangements.

4.    SIGNIFICANT CONCENTRATIONS IN LEASES

      At March 31, 1999 and 1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

      However, 49.5% and 18.1% and 50.6 % and 8.2% of the Company's total leasing revenue for the years ended March 31, 1999 and 1998 respectively, were generated through two vendor leasing programs. During the second quarter, the largest vendor informed the Company that the vendor intended to enter the leasing business and write leases on its own behalf. The vendor has advised the Company that it will continue to utilize the Company in the vendor's niche markets. Subsequent to the notice, the Company's volume of new lease purchases from this vendor have increased. However, as in any vendor program, there is no assurance how long this increased utilization will continue. If the relationship were to change resulting in a reduction in the volume of new leases, the Company would continue to realize declining revenues attributable to existing equipment under lease for a period of one to three years. To the extent that the Company would be unable to replace that declining volume and revenue with increased leasing business from other vendors, the Company's future financial results would be materially and adversely affected.

5.    FINANCING ARRANGEMENTS

      Line of Credit

      The Company has a $25,000,000 line of credit facility with US Bank for use in its normal operations. The balance outstanding on this line of credit at March 31, 1999 and 1998 was $4,156,000 and $6,661,000, respectively.
      Advances are at prime (7.75% at March 31, 1999) and are collateralized by substantially all unsecured assets of the Company. This line of credit facility matures on October 31, 1999. The Company believes this credit facility will be renewed on terms similar to the current facility.

      This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other non-financial covenants. As of March 31, 1999, the Company is in compliance with the terms of these agreements.

      Term Debt Arrangements

      On October 31, 1996, the Company entered into an agreement with a subsidiary of Dougherty Dawkins, Inc. to place up to $20 million of notes. The remaining balances of $1,528,000 were paid in full on July 31, 1998. The notes were secured by certain leases of the Company.

      On May 16, 1997, Sunrise International Leasing Corporation completed a $5,500,000 funding on a term note facility with National City Bank of Minneapolis. These notes are secured by certain leases of the Company. These funds were used to reduce the debt outstanding under the Company's line of credit. The balance outstanding on this facility was $945,000 at March 31, 1999, with interest accruing at 9.53%.

      On February 22, 1999, Sunrise International Leasing Company executed a $6.5 million term note facility with National City Bank of Minneapolis. These notes are secured by certain leases of the Company. $5.15 million was funded on February 22, 1999 and $1.35 million was funded on March 31, 1999, with proceeds used to reduce debt outstanding under the Company's line of credit. The balance under this facility was $6,284,000 as of March 31, 1999. Interest on this facility is tied to National City Bank's prime rate (7.75% at March 31, 1999).

      On March 29, 1999, Sunrise International Leasing Company executed a $5 million term note with US Bank Leasing. This note is secured by certain leases of the Company. The proceeds were used to reduce debt outstanding under the Company's line of credit. The balance under this facility was $4,797,000 as of March 31, 1999. Interest on the note is fixed at 8.15%.

      On March 31, 1999, Sunrise International Leasing Company executed a $10 million term note facility with Community First Financial Incorporated of Fargo North Dakota. These notes are secured by certain leases of the Company. $10 million was funded on March 31, 1999, with the proceeds used to reduce the Company's line of credit. The balance under this facility was $9,985,000 as of March 31, 1999. Interest on this facility is fixed at 7.75%.

      All of the facilities outlined above are secured by specific leases and equipment and require compliance with certain liquidity and net worth ratios. As of March 31, 1999, the Company is in compliance with the terms of these agreements. Interest expense related to the above described credit facilities was $1,324,000, $1,303,000, and $2,290,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

      Financing Arrangement with King Management Corporation - On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC) an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement as amended, for the period from July 1, 1997 through June 30, 2000. KMC has committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies, utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs including making direct loans to the Company. From June 16, 1997 through March 31, 1999, King Management has provided term note financing totaling $19,767,000, with a balance outstanding of $8,476,000 at March 31, 1999. The notes bear interest at prime minus 0.25% (7.50% at March 31, 1999), and are secured by specific leases and equipment.

      In consideration for the commitment described above and other services, the Company agreed to allow KMC to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 2000 and to provide lease portfolio administration services for those leases. Specific leases are identified as the property of KMC and are not included in the Company's portfolio. During fiscal 1999 and 1998, KMC purchased leases in the amount of $14,307,000 and $4,969,000, respectively.

      Interest expense paid to KMC related to the financing arrangements described above were $969,000, $161,000, and $145,000, for the years ended March 31, 1999, 1998, and 1997, respectively.

      The term debt agreements classified above require principal and interest payments equivalent to the net cash proceeds from the leases which secure the individual agreement. Expected future minimum lease payments of the Company's lease portfolio are presented in Note 3.

      Discounted Lease Rentals

      Discounted lease rentals consist of the following:

                                               March 31,
                                            1999        1998

      Nonrecourse borrowings            $13,164,000  $23,697,000
      Recourse borrowings                   425,000    1,779,000
                                        -----------  -----------
                                        $13,589,000  $25,476,000
                                        ===========  ===========

      The Company utilizes certain of its lease rentals receivable and underlying equipment in lease transactions as collateral to borrow from financial institutions at fixed rates primarily on a nonrecourse basis. In the event of default by a lessee on a nonrecourse borrowing, the financial institutions have a first lien on the underlying leased equipment with no further recourse against the Company. For recourse borrowings, the financial institution can seek recourse from the Company in addition to having a first lien on the asset. The liability associated with the proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals are reduced by the interest method.

      Future minimum lease payments and interest expense on leases that have been discounted are as follows:

                            Minimum Lease
                            Payments to be
                             Received by        Discounted         Future
                              Financial            Lease          Interest
                             Institution          Rentals          Expense

      Years ending March 31:
                2000         $10,282,000         $ 9,585,000       $   697,000
                2001           3,864,000           3,731,000           133,000
                2002             262,000             256,000             6,000
                2003              17,000              17,000
                             -----------         -----------       -----------
                             $14,425,000         $13,589,000       $   836,000
                             ===========         ===========       ===========

      Certain recourse discounted lease rental agreements require the Company to maintain financial ratios and to comply with other covenants similar to those required in the Company's credit facility agreements. As of March 31, 1999, the Company was in compliance with such covenants.

      Effective interest rates on the discounted lease rentals ranged from 6.56% to 10.5% at March 31, 1999. Interest expense on discounted lease rentals was $1,657,000, $2,833,000, and $4,043,000 for the years ended March 31,
      1999, 1998, and 1997, respectively.

6.     INCOME TAXES

      The provision for income taxes consisted of the following:

                                                         Years Ended March 31,
                                                1999             1998             1997
                                            --------------    -------------   ----------
      Current payable (refundable)
         Federal                            $    3,166,000                    $(197,000)
         State and other                           869,000                      (13,000)
                                            --------------                    ----------
                                                 4,035,000                     (210,000)
                                            --------------                    ----------
      Deferred
         Income taxes                           (1,546,000)       1,792,000     457,000
         Valuation allowance                                                    (56,000)
                                            --------------    -------------   ----------
                                                (1,546,000)       1,792,000     401,000
                                            --------------    --------------  ----------
              Total                         $    2,489,000    $   1,792,000  $  191,000
                                            ==============    ==============  ==========

      A reconciliation of income tax provision (benefit) at the federal statutory rates to the income tax provision at the effective rate is as follows:

                                                                                Years Ended March 31,
                                                                       1999           1998        1997
                                                                      ----------   ----------   ---------
      Federal income tax provision (benefit)
         at statutory rates                                           $2,015,000   $1,354,000   $(801,000)
      State income taxes, net of federal tax effect                      355,000      245,000    (141,000)

       Settlement and legal costs associated with
         the shareholder arbitration                                                  172,000     809,000
      Other                                                              119,000       21,000     324,000
                                                                      ----------   ----------   ---------
                                                                      $2,489,000   $1,792,000   $ 191,000
                                                                      ==========   ==========   =========

      The components of deferred taxes consist of the following:

                                                                                               March 31,
                                                                                        1999              1998
                                                                                  ---------------  ----------------
      Deferred tax assets
         Lease revenue                                                              $   7,863,000  $     11,666,000
         Allowances for doubtful accounts and lease and loan losses                     2,854,000         2,889,000
         Deferred revenue                                                                 468,000           139,000
         Accruals and other                                                               334,000           137,000
         Other assets                                                                                       420,000
                                                                                  ---------------  ----------------
                Total deferred tax assets                                              11,519,000        15,251,000
                                                                                  ---------------  ----------------
      Deferred tax liabilities
         Depreciation                                                                 (10,102,000)      (15,377,000)
         Prepaid assets                                                                   (53,000)          (56,000)
                                                                                  ---------------- -----------------
                Total deferred tax liabilities                                        (10,155,000)      (15,433,000)
                                                                                  ---------------- -----------------
                Net deferred tax asset (liability)                                 $    1,364,000  $       (182,000)
                                                                                  ===============  =================

7.    STOCKHOLDERS' EQUITY

      Stock Option Plan - The Company has a Stock Option Plan (the Plan) pursuant to which incentive stock options and nonqualified stock options for up to 1,000,000 shares of common stock may be granted to officers, directors, key employees, or certain advisors or consultants. Incentive stock options are granted at exercise prices not less than the market price on the date of grant and are exercisable no later than ten years from such date. Incentive stock options generally vest and become exercisable at 25% per year beginning one year from the date of grant, although some grants are exercisable immediately. Nonqualified stock options are granted at exercise prices determined by the Stock Option Committee of the Board of Directors on the date of grant and are exercisable as established by such committee.

      A summary of the status of the Company's stock option plan at March 31, 1999, 1998, and 1997 and changes during the years then ended is presented in the table and narrative below:

                                              1999                         1998                       1997
                                     ------------------------     -----------------------    -----------------------
                                                   Weighted                     Weighted                  Weighted
                                      Number        Average         Number       Average      Number       Average
                                        of         Exercise           of        Exercise        of        Exercise
                                      Shares         Price          Shares        Price       Shares        Price

Outstanding at
   beginning of year               985,006           3.67          479,125    $ 4.09        555,625       $ 4.65

Granted                            856,100           3.25          553,506      3.38        101,500         2.66
Exercised                          (38,500)          2.63                         --                         --
Canceled                          (343,750)          3.60          (47,625)     4.52       (178,000)        5.01
                                 ---------                        --------                 --------
Outstanding at end
   end of year                   1,458,856           3.34          985,006      3.67        479,125         4.09

Exercisable at end of year         608,378           3.41          513,378      3.59        177,375         4.58
Weighted average fair value
 per share of options granted                      $ 1.56                     $ 1.69                      $ 1.17

      The following table summarizes information about stock options outstanding at March 31, 1999.

         Range of          Number              Weighted         Weighted Average      Number       Weighted
         Exercise          of Shares            Average           Remaining          of Shares      Average
         Prices           Outstanding       Exercise Price      Contractual Life    Exercisable   Exercise Price
         --------         -----------       --------------      ----------------    -----------   --------------
      $2.625 - 3.380         1,422,856         $  3.29                   7.1           579,503      $  3.30
      $3.750 - 7.250            36,000            5.20                   5.7            28,875         5.53
                          ------------         --------                  ---        ----------      -------
                             1,458,856         $  3.34                   7.1           608,378      $  3.41
                          ============         =======                   ===        ==========      =======

      Of the 856,100 options granted during fiscal 1999, 650,000 of the options were issued pursuant to two June 23, 1998 agreements between the Company and Mr. King. In conjunction with the first agreement, Mr. King was issued an option to purchase 400,000 shares of common stock of the Company for future services as the Company's Chief Executive Officer and other significant considerations. This option is not exercisable until June 23, 2004 unless any of the following occurs: 1) if the closing price of the Company's stock averages $5.00 for ten consecutive business days, this option shall immediately become exercisable as to 125,000 shares; 2) if the closing price of the Company's stock averages $6.00 for ten consecutive business days, this option shall become immediately exercisable as to another 125,000 shares; 3) if the closing price of the Company's stock averages $7.00 for ten consecutive business days, this option shall become immediately exercisable as to the remaining 150,000 shares. In conjunction with the second agreement, Mr. King was issued an option to purchase 250,000 shares of common stock of the Company, which became exercisable on the date of grant. Both of these options were accounted for as employee options under ABP No. 25 and SFAS No. 123. Of the 553,506 options granted during fiscal 1998, 541,506 of the options were issued pursuant to a June 16, 1997 agreement between the Company, Peter J. King (Mr. King), and The King Management Corporation (KMC). In conjunction with this agreement, Mr. King was issued two options to purchase common stock of the Company. Each option entitled Mr. King to purchase 270,753 shares of common stock at the fair value of the Company stock on June 16, 1997. The first option was granted for past services by Mr. King as Director and Chairman to the Company and became exercisable on the date of grant. This option was accounted for as an employee option under APB No. 25 and SFAS No. 123. The second option was granted for Mr. King's future services as Chairman and for financing commitments made by KMC (which is controlled by Mr. King) to the Company for the period of July 1, 1997 through June 30, 2000. The exercisability of this option is reduced from four years to two years in the event that Sunrise has an uninterrupted supply of financing (Note 5) for approved vendor programs. Due to this impact on vesting and other provisions of the agreement, the Company has determined that 25% of the option will be treated as a non-employee option. The remaining 75% of this option will be accounted for as an employee option under APB No. 25 and SFAS No. 123. Based on the Black-Scholes Valuation Model, the portion of this option relating to the financing commitment from KMC was $97,000, which will be charged to the Company's operations over the two-year accelerated vesting period assuming KMC will provide Sunrise an uninterrupted supply of financing. Compensation expense of $54,000 has been recognized for this stock option grant in fiscal 1999.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 5.1, 6.1 and 5.7 percent for the options; expected lives of 5 years for all years; expected volatility of 47, 46, and 38 percent.

      The Company accounts for employee option grants under APB No. 25, and, accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:

                                                                March 31,
                                                -----------------------------------------
                                                    1999          1998            1997
Net income (loss):
   As reported                                  $ 3,438,000    $ 2,191,000    $(2,547,000)
   SFAS No. 123 expense                            (355,000)      (800,000)       (90,000)
                                                -----------    -----------    -----------
     Pro forma net income (loss)                $ 3,083,000    $ 1,391,000    $(2,637,000)
                                                ===========    ===========    ===========

Net income (loss) per share basic and diluted
   As reported                                  $       .45    $      0.29    $     (0.35)
   Pro forma                                    $       .39           0.18          (0.36)

      Employee Stock Purchase Plan - The Company had an Employee Stock Purchase Plan under the terms of which 150,000 shares of authorized but unissued common stock were reserved. This plan was terminated in fiscal 1999. This plan provided that employees could authorize payroll deductions to be made for the purpose of acquiring shares at 85% of market price. A total of 39,235 shares of common stock were purchased under the plan as of the termination date.

      Warrants - Warrants were outstanding for the purchase of 135,000 shares of the Company's common stock at $9.45 per share, which were issued in connection with the Company's secondary offering in April 1993. These warrants expired unexercised on April 21, 1998.

8.    PROFIT SHARING 401(k) PLAN

      The Company has a profit sharing plan (the 401(k) Plan) which was implemented in February 1994. The 401(k) Plan is a salary reduction cash or deferred profit sharing plan intended to meet the requirements of
      Section 401(k) of the Internal Revenue Code. All employees who have completed at least three months of service and have attained the age of 21 are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to contribute up to 18% of their gross compensation into the 401(k) Plan each year. The Company may make discretionary contributions to the 401(k) Plan on behalf of eligible participants in an amount determined by the Board of Directors. The Company's contributions to the 401(k) Plan were $18,000, $32,000, and $24,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

9.    COMMITMENTS AND CONTINGENCIES

      Future Lease Commitment - The Company rents office facilities at three locations. Total rent expense incurred for the office facilities for the years ended March 31, 1999, 1998, and 1997 was $306,000, $332,000, and
      $309,000, respectively. Future minimum lease commitments (net of subleases) are as follows:

      Years ending March 31:
         2000                         $     179,000
         2001                               103,000
                                      -------------
                                      $     282,000
                                      =============

      The Company is involved in various legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or results of operations.

10.   RELATED-PARTY TRANSACTONS

      The Company has adopted a policy of not entering into transactions in which any officer, director, stockholder, or affiliate of the Company has a partial financial interest unless the transaction has been approved by a majority of the disinterested directors of the Company based on a determination that the terms of such transactions are no less favorable to the Company than those which could be obtained from unaffiliated third parties. In addition to the transactions described in Notes 5 and 7, the following summarizes significant transactions with related parties:

      a. During fiscal 1999 and 1998, certain employees of KMC dedicated a significant amount of time to management of the Company. During 1999, the Company reimbursed KMC $175,000 for services provided by KMC employees. No such reimbursement was made in 1998.

      b. During fiscal 1997, the Company paid $338,000 to a corporation affiliated with a former member of the Company's Board of Directors for assistance in arranging a securitization of $20 million for the Company.

11.   QUARTERLY FINANCIAL DATA (Unaudited)

      The following is a summary of quarterly financial data for fiscal years 1999 and 1998:

      Fiscal 1999                June 30    September 30  December 31    March 31     Total

      Revenues                $11,393,000   $12,071,000   $13,153,000  $15,031,000  $51,648,000
      Net income                  699,000       803,000       941,000      995,000    3,438,000
                              ===========   ===========   ===========  ===========  ===========
        Net income
         per share-basic      $      0.09   $      0.10   $     0.12   $       .14  $       .45
                              ===========   ===========   ==========   ===========  ===========
        Net income
         per share-diluted    $      0.09   $      0.10   $     0.12   $       .14  $       .45


      Fiscal 1998               June 30     September 30  December 31    March 31      Total

      Revenues                $11,094,000   $11,570,000   $13,460,000  $12,968,000  $49,092,000
      Net income (loss)           877,000       958,000       835,000     (479,000)   2,191,000
                              ===========   ===========   ===========  ============ ===========
      Net income (loss)
         per share-basic      $      0.12   $      0.12   $     0.11   $     (0.06) $      0.29
                              ===========   ===========   ==========   ============ ===========
      Net income (loss)
         per share-diluted    $      0.12   $      0.12   $     0.11   $     (0.06) $      0.29
                              ===========   ===========   ==========   ============ ===========

12.   SEGMENT INFORMATION

      In evaluating Company financial performance, management focuses on two segments. The first segment is ILC or the vendor generated business. The second segment is SLC or the business generated by Sunrise through direct sales contact with end user customers. The remaining portfolio of assets from the Company's former asset based lending activities are also included in this segment.

      Management focuses on revenue and margins generated from two major categories, leasing revenue (including interest and fee income) and sale of equipment revenue. Management defines leasing gross margins as leasing income (as defined above) less depreciation and interest. Management defines leasing net margin as leasing gross margin less provisions for losses. Equipment sale gross margin is sale proceeds less the cost of the equipment sold (book value of the equipment at the time of sale).

                                                Segment Information

                                                   ILC/Vendor             SLC/Direct              Total
                                               --------------          -------------         -------------
      Fiscal 1999
      ------------
      Assets                                      $78,075,000            $24,940,000          $103,015,000

      Leasing Revenue                              34,310,000              9,637,000            43,947,000
      Less:  Depreciation                          21,425,000              5,255,000            26,680,000
             Interest Expense                       2,037,000              1,754,000             3,791,000
                                               --------------          -------------         -------------
      Leasing Gross Margin                         10,848,000              2,628,000            13,476,000
      Less:  Provision                              1,946,000                (21,000)            1,925,000
                                               --------------          -------------         -------------
      Leasing Net Margin                            8,902,000              2,649,000            11,551,000

      Equipment Sales Revenue                       5,546,000              2,155,000             7,701,000
      Less:  Cost of Equipment sold                 5,446,000              1,763,000             7,209,000
                                               --------------          -------------         -------------
      Equipment Gross Margin                          100,000                392,000               492,000

                                                   ILC/Vendor             SLC/Direct              Total
                                               --------------          -------------         -------------
      Fiscal 1998
      -----------
      Assets                                      $47,708,000            $45,225,000           $92,933,000

      Leasing Revenue                              27,445,000             11,676,000            39,121,000
      Less:  Depreciation                          15,405,000              4,569,000            19,974,000
             Interest Expense                       2,090,000              3,334,000             5,424,000
                                               --------------          -------------         -------------
      Leasing Gross Margin                          9,950,000              3,773,000            13,723,000
      Less:  Provision                                741,000              2,049,000             2,790,000
                                               --------------          -------------         -------------
      Leasing Net Margin                            9,209,000              1,724,000            10,933,000

      Equipment Sales Revenue                       6,954,000              3,017,000             9,971,000
      Less:  Cost of Equipment sold                 7,442,000              2,524,000             9,966,000
                                               --------------          -------------         -------------
      Equipment Gross Margin                         (488,000)               493,000                 5,000


                                                   ILC/Vendor             SLC/Direct              Total
                                               --------------          -------------         -------------
      Fiscal 1997
      -----------
      Assets                                      $49,610,000            $59,879,000           $109,489,000

      Leasing Revenue                              20,536,000             14,033,000            34,569,000
      Less:  Depreciation                          10,533,000              4,764,000            15,297,000
             Interest Expense                       1,643,000              4,898,000             6,541,000
                                               --------------          -------------         -------------
      Leasing Gross Margin                          8,360,000              4,371,000            12,731,000
      Less:  Provision                                361,000              7,151,000             7,512,000
                                               --------------          -------------         -------------
      Leasing Net Margin                            7,999,000             (2,780,000)            5,219,000

      Equipment Sales Revenue                       4,693,000              3,701,000             8,394,000
      Less:  Cost of Equipment sold                 4,128,000              3,290,000             7,418,000
                                               --------------          -------------         -------------
      Equipment Gross Margin                          565,000                411,000               976,000


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Other than "Executive Officers of the Company," which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections labeled "Management Compensation" and "Election of Directors," which appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section labeled "Management Compensation," which appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

      (1) Consolidated Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

      Current Independent Auditors' Report for the years ended March 31, 1999 and March 31, 1998.

      Former Independent Public Accountants' Report for the year ended March 31, 1997

      Consolidated Balance Sheets as of March 31, 1999 and 1998

      Consolidated Statements of Operations for the years ended March 31, 1999, 1998, and 1997

      Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 1998, and 1997

      Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998, and 1997

      Notes to Consolidated Financial Statements

      (2) Consolidated Financial Statement Schedules. The following schedule immediately follows the signature page of this Annual Report on Form 10-K:

      Schedule II. Valuation and Qualifying Accounts

      All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

      (3) Exhibits. See Exhibit Index immediately following schedules which follows the signature page of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K.

      None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUNRISE INTERNATIONAL LEASING CORPORATION


Date:  June 28, 1999                   By:   /s/ Peter J. King
                                       Peter J. King, Chief Executive Officer

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

     Signatures                        Title                           Date


/s/ Peter J. King            Chairman of the Board, Chief          June 28, 1999
Peter J. King                Executive Officer and Director
                             (principal executive officer)


/s/ Jeffrey G. Jacobsen      Executive Vice President, Chief       June 28, 1999
Jeffrey G. Jacobsen          Financial Officer (principal
                             financial officer)



/s/ James C. Teal            Corporate Controller (principal       June 28, 1999
James C. Teal                accounting officer)



/s/ Donald R. Brattain       Director                              June 28, 1999
Donald R. Brattain


/s/ Thomas R. King           Director                              June 28, 1999
Thomas R. King

                    Sunrise International Leasing Corporation

                                   Schedule II

                        Valuation and Qualifying Accounts


                                        Balance at         Charged to            Deductions           Balance
                                        Beginning          costs and             net of               at end
                                        of period          expenses              recoveries           of period
                                        ----------         ----------            ----------           ---------
Description

Allowance for doubtful accounts:

Year ended March 31, 1999                $260,000            $359,000             $251,000            $368,000

Year ended March 31, 1998                 494,000             596,000              830,000             260,000

Residual Value Reserve:

Year ended March 31, 1999              $5,592,000          $1,566,000             $956,000          $6,202,000

Year ended March 31, 1998               5,262,000           1,994,000            1,664,000           5,592,000



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

Commission File No.:   0-19516
For the Fiscal Year Ended
March 31, 1999

                    SUNRISE INTERNATIONAL LEASING CORPORATION

Exhibit
Number       Description

3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997.

3.2 Bylaws - incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,1997.

4.1      Specimen of Common Stock Certificate - incorporated by reference to
         Exhibit 4.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1997.

10.1* The Company's 1991 Stock Option Plan - As amended and restated through June 23, 1998 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.2 Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota - incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Reg. No. 33-59694.

10.3 Credit Agreement between American Bank and Trust Company N.A. and the Company - incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report ended September 30, 1993.

10.4 Amendment No. 1 to Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota - incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

10.5 Agreement and Plan of Reorganization dated October 14, 1994 by and among the Company; The P.J. King Companies, Inc. d/b/a International Leasing Corporation; King Management Corporation; Peter J. King; Stephen D. Higgins, as Trustee under the William B. King Stock Trust dated November 21, 1989 for the benefit of William B. King; and Stephen
         D. Higgins, as Trustee under the Russell S. King Stock Trust dated November 11, 1989 for the benefit of Russell S. King - incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K dated February 13, 1995.

10.6 Shareholders Agreement dated as of February 13, 1995 among the Company; Peter J. King; Stephen D. Higgins, as Trustee under the William B. King Stock Trust dated November 21, 1989 for the Benefit of William B. King; and Stephen D. Higgins, as Trustee under the Russell S. King Stock Trust dated November 11, 1989 for the benefit of Russell S. King, and each of the other ILC shareholders listed on Schedule 1 thereto - incorporated by reference to Exhibit 2.2 to Company's Current Report on Form 8-K dated February 13, 1995.

10.7 Amendment No. 2 to Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota - incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995

10.8 Amendment No. 3 to Standard Office Lease between Minnesota CC Properties, Inc. and the Company regarding the Company's offices at Golden Valley, Minnesota - incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

10.9*    Amendment to the Company's 1991 Stock Option Plan dated October 4, 1994
         - incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

10.10 Amended and Restated Credit Agreement between First Bank National Association and the Company - incorporated by reference to Exhibit
         10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

10.11 Amendment to Security Agreement dated June 22, 1995 between the Company and King Holding Corporation - incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.12 First Amendment to Amended and Restated Credit Agreement dated October 1, 1996 between the Company and First Bank National Association - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.13 Promissory Note Extension Agreement dated October 1, 1996 between the Company and First National Bank Association - incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.14* Incentive Compensation Plan for Fiscal Year 1997 - incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.15 Replacement promissory note dated November 7, 1996 between the Company and Daiwa Bank, Limited at the Sumitomo Bank, Limited - incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.16 Amended and Restated Loan and Security Agreement dated November 7, 1996 between the Company and Daiwa Bank, Limited - incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.17 Purchase Agreement Dated October 31, 1996 by and among the Company; Sunrise Funding Corporation I; Sunrise Leasing Corporation; and Dougherty Funding, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.18 Lease Receivables-Backed Note, Series 1996-1 dated November 8, 1996 in the principal amount of $20,000,000 by Sunrise Funding Corporation I in favor of Dougherty Funding, Inc. - incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.19 Indenture amount Sunrise Funding Corporation I; Sunrise Leasing Corporation; and Norwest Bank Minnesota, National Association dated November 1, 1996 - incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.20 Contribution Agreement dated November 1, 1996 between Sunrise Leasing Corporation and Sunrise Funding Corporation I - incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.21 Servicing Agreement dated November 1, 1996 between Sunrise Funding Corporation I and Sunrise Leasing Corporation - incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.22 Severance Agreement and Release dated November 12, 1996 between the Company and William B. King - incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.23 Portfolio Purchase Agreement and Guaranty dated November 27, 1996 between Sunrise Leasing Corporation and The CIT Group - incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.24 Discretionary Revolving Credit Agreement dated May 15, 1997 between Sunrise Leasing Corporation and National City Bank of Minneapolis - incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

10.25 Security Agreement dated May 15, 1997 between Sunrise Leasing Corporation and National City Bank of Minneapolis - incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

10.26 Promissory Note in the principal amount of $5,498,960.57 dated May 15, 1997 in favor of National City Bank of Minneapolis - incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

10.27 Agreement dated June 16, 1997 among the Company, Peter J. King and The King Management Corporation - incorporated by the reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.28 Nonqualified Stock Option Agreement dated June 18, 1997 between the Company and Peter J. King (accelerated vesting upon performance - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.29 Nonqualified Stock Option Agreement dated June 18, 1997 between the Company and Peter J. King (fully vested) - incorporated by reference to
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.

10.30 Separation Agreement and Release of Claims dated November 13, 1997 between the and Barry J. Schwach - incorporated by reference to Exhibit
         10.31 to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

10.31 Agreement dated June 23, 1998 among the Company, Peter J King and The King Management Corporation - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.32 Second Amendment to Amended and Restated Credit Agreement dated November 26, 1997 by and between Sunrise Leasing Corporation, the Company, and First Bank National Association (now known as U.S. Bank National Association) - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.33 Third Amendment to Amended and Restated Credit Agreement dated October 30, 1998 by and between Sunrise Leasing Corporation, the Company, and U.S. Bank National Association - incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.34 Amended and Restated Revolving Credit Note dated October 30, 1998 in the principal amount of $25,000,000 by Sunrise Leasing Corporation and the Company in favor of U.S. Bank National Association - incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.35 Discretionary Revolving Credit Agreement dated February 22, 1999 by and between the Company and National City Bank of Minneapolis.

10.36 Security Agreement dated February 22, 1999 by and between the Company and National City Bank of Minneapolis.

10.37 Promissory Note dated February 22, 199 in the principal amount of $5,150,000 by the Company in favor of National City Bank of Minneapolis.

11.1     Per Share Earnings Computations.

21.1 List of Subsidiaries - incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

23.1     Consent of Deloitte & Touche LLP

23.2     Consent of Arthur Andersen LLP

24.1 Power of Attorney for certain directors (included on signature page of Form 10-K)

27.0     Financial Data Schedule (filed with electronic version only)

--------------

* Management contract or other compensatory plan.