Form 10-Q
period 1999-06-30
SUNRISE INTERNATIONAL LEASING CORP
filed 1999-08-03
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For the Quarter Ended                            Commission File Number
            June 30, 1999                                        0-19516


                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    41-1632858
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

      7,262,753 shares of Common Stock, $.01 par value as of July 21, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Included herein is the following unaudited financial information:

          Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999.

          Consolidated Statements of Operations for the three month periods ended June 30, 1999 and 1998.

          Consolidated Statements of Cash Flows for the three month periods ended June 30, 1999 and 1998.

          Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
- -------------------------------------------------------------------------------

                                                                                       June 30,            March 31,
                                                                                           1999          1999
                                                                                 ---------------   ----------------
ASSETS:
   Cash and cash equivalents                                                        $    479,000     $      963,000
   Accounts receivable, less allowance for doubtful accounts
     of $556,000 and $368,000, respectively                                            1,895,000          1,306,000
   Loans receivable                                                                    2,314,000          2,556,000

   Investment in leasing operations:
     Operating leases - Equipment                                                    133,977,000        111,953,000
     Less: Operating leases - Accumulated depreciation                                43,382,000         36,518,000
                                                                                 ---------------   ----------------
     Operating leases - Net book value                                                90,595,000         75,435,000
     Direct financing leases                                                          17,001,000         14,880,000
     Equipment held for lease                                                          2,478,000          4,914,000
     Inventory held for sale                                                             119,000             57,000
     Initial direct costs                                                                162,000            205,000
                                                                                 ---------------   ----------------
         Total investment in leasing operations                                      110,355,000         95,491,000
                                                                                 ---------------   ----------------

   Furniture and fixtures, less accumulated depreciation of
     $696,000 and $652,000, respectively                                                 256,000            242,000
   Deferred tax asset                                                                  1,430,000          1,364,000
   Other assets                                                                        1,064,000          1,093,000
                                                                                 ---------------   ----------------
         Total Assets                                                            $   117,793,000   $    103,015,000
                                                                                 ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements
     Borrowings under lines of credit                                            $    18,875,000   $      4,156,000
     Discounted lease rentals                                                         10,857,000         13,589,000
     Term notes                                                                       19,072,000         22,011,000
     Notes payable to King Management Corporation                                     15,608,000          8,476,000
                                                                                 ---------------   ----------------
         Total financing arrangements                                                 64,412,000         48,232,000
                                                                                 ---------------   ----------------
   Accounts payable                                                                    4,309,000          8,988,000
   Accrued liabilities                                                                 2,990,000          1,821,000
   Customer deposits                                                                   5,294,000          4,804,000
   Income taxes payable                                                                7,386,000          6,764,000
                                                                                 ---------------   ----------------
           Total Liabilities                                                          84,391,000         70,609,000
                                                                                 ---------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized,
     7,829,000 shares issued and outstanding                                              78,000             78,000
   Preferred stock, undesignated, par value $.01 per share,
     2,500,000 shares authorized, none issued or outstanding
   Additional paid-in capital                                                         27,829,000         27,810,000
   Retained earnings                                                                   7,690,000          6,713,000
                                                                                 ---------------   ----------------
                                                                                      35,597,000         34,601,000
   Common stock in treasury at cost - 566,000 shares                                  (2,195,000)        (2,195,000)
                                                                                 ---------------   ----------------
         Total  Stockholders' Equity                                                  33,402,000         32,406,000
                                                                                 ---------------   ----------------
         Total Liabilities and Stockholders' Equity                              $   117,793,000   $    103,015,000
                                                                                 ===============   ================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- --------------------------------------------------------------------------------

                                                             Three Months
                                                            Ended June  30,
                                                        1999                1998
                                                  ---------------    ---------------
REVENUES
   Operating leases                                    14,042,000    $     8,735,000
   Direct financing leases                                876,000            845,000
   Equipment sales                                      1,942,000          1,699,000
   Fee income                                              70,000            114,000
                                                  ---------------    ---------------
     Total Revenues                                    16,930,000         11,393,000
                                                  ---------------    ---------------

COSTS AND EXPENSES
   Depreciation                                         9,940,000          5,466,000
   Interest                                             1,079,000          1,039,000
   Provision for lease and loan losses                    742,000            413,000
   Cost of equipment sold                               1,730,000          1,718,000
   Compensation expense                                   937,000            785,000
   Other operating expenses                               815,000            701,000
                                                  ---------------    ---------------
     Total Costs and Expenses                          15,243,000         10,122,000
                                                  ---------------    ---------------

INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                                     1,687,000          1,271,000

PROVISION FOR INCOME TAXES                                710,000            572,000
                                                  ---------------    ---------------

NET INCOME                                          $     977,000    $       699,000
                                                  ===============    ===============

NET INCOME PER COMMON SHARE
       BASIC                                        $        0.13    $          0.09
                                                  ===============    ===============
       DILUTED                                      $        0.13    $          0.09
                                                  ===============    ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                    7,262,000          7,804,000
                                                  ===============    ===============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - DILUTED                  7,526,000          7,840,000
                                                  ===============    ===============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- --------------------------------------------------------------------------------

                                                                                               Three Months
                                                                                              Ended June 30,
                                                                                        1999                1998
                                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $       977,000     $       699,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                                     742,000             413,000
    Depreciation and amortization                                                        10,039,000           5,949,000
    Stock options issued to non-employees                                                    12,000              12,000
    Change in operating assets and liabilities:
        Accounts receivable                                                                (754,000)          2,822,000
        Income taxes                                                                        556,000             550,000
        Other assets                                                                         16,000            (217,000)
        Inventory held for sale                                                             (61,000)             75,000
        Accounts payable/Accrued liabilities                                             (3,511,000)           (285,000)
        Customer Deposits                                                                   490,000             695,000
                                                                                    ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                                  8,506,000          10,713,000
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease, net cost of equipment sold                         (29,603,000)         (8,131,000)
    Principal portion of direct financing leases collected                                4,240,000           4,518,000
    Principal portion of loans receivable collected                                         242,000             366,000
    Purchase of furniture and fixtures                                                      (58,000)             (6,000)
                                                                                    ---------------     ---------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (25,179,000)         (3,253,000)
                                                                                    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on lines of credit                                                        29,296,000           9,050,000
    Payments on lines of credit                                                         (14,576,000)         (7,672,000)
    Payments on term notes                                                               (2,938,000)         (3,454,000)
    Proceeds from discounted lease financing                                                909,000             834,000
    Payments on discounted lease financing                                               (3,641,000)         (4,493,000)
    Proceeds from notes payable to related party                                          9,998,000                  --
    Payments on notes payable to related party                                           (2,867,000)         (2,011,000)
    Stock options exercised                                                                   8,000              58,000
                                                                                    ---------------     ---------------
        NET CASH PROVIDED BY/ (USED IN)
              FINANCING ACTIVITIES                                                       16,189,000          (7,688,000)
                                                                                    ---------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (484,000)           (228,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            963,000           2,140,000
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       479,000     $     1,912,000
                                                                                    ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                                           829,000             551,000
    Income taxes paid (received)                                                            219,000              21,000

See notes to consolidated financial statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED JUNE 30, 1999 and 1998 (Unaudited)
- --------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of June 30, 1999 and March 31, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. All such adjustments are of a normal and recurring nature.

     These statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, filed with the Securities and Exchange Commission, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this quarterly report. Results for the interim periods are not necessarily indicative of sales trends or future results and performance.

     Certain amounts in the financial statements and notes thereto have been reclassified to conform to fiscal 2000 classifications. These changes had no impact on previously reported results of operations or shareholders' equity.

     Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, for the periods presented are equivalent to net income.

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 42% for the three months ended June 30, 1999, and 45% for the three months ended June 30, 1998.

3.   LOANS RECEIVABLE

     The Company discontinued its loan activities in fiscal 1997. As of June 30, 1999 and March 31, 1999, the loan receivable portfolio was primarily comprised of a single loan.


4.   FINANCING ARRANGEMENTS

     Line of Credit

     The Company has a $25,000,000 line of credit facility with US Bank for use in its normal operations. The balance outstanding on this line of credit at June 30, 1999 and March 31, 1999 was $18,875,000 and $4,156,000
     respectively. Advances are at prime (7.75% at June 30, 1999) and are collateralized by substantially all unsecured assets of the Company. This line of credit facility matures on October 31, 1999. The Company believes this credit facility will be renewed on terms similar to the current facility.

     This credit facility requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and requires compliance with other non-financial covenants. As of June 30, 1999, the Company is in compliance with the terms of this agreement.

      Term Debt Summary

      Financial                                                         Loan Balance   Interest Rate
      Institution                   Date of Loan      Amount of Loan      @ 6/30/99      @ 6/30/99
      ------------                  ------------      --------------    ------------   -------------

      A Subsidiary of                    10/96         $20,000,000      $         0          --
      Dougherty Summit

      National City Bank                  5/97           5,500,000          477,000        9.53%
      of Minneapolis

      King Management                     1/98          10,608,000        1,104,000        7.50%
      Corporation

      King Management                     3/98           4,864,000        2,234,000        7.50%
      Corporation

      King Management                     9/98           4,295,000        2,272,000        7.50%
      Corporation

      National City Bank                  2/99           6,500,000        5,505,000        7.75%
      of Minneapolis

      U.S. Bank Leasing                   3/99           5,000,000        4,458,000        8.15%

      Community First Financial           3/99          10,000,000        8,632,000        7.75%
      of Fargo

      King Management                     6/99           5,001,000        5,001,000        7.50%
      Corporation

      King Management                     6/99           4,997,000        4,997,000        7.50%
                                                         ---------        ---------
      Corporation

      Total                                            $76,765,000      $34,680,000


      All of the facilities outlined above are secured by specific leases and equipment and require compliance with certain liquidity and net worth ratios. As of June 30, 1999, the Company is in compliance with the terms of these agreements.

      Financing Arrangement with King Management Corporation - On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement as amended, for the period from July 1, 1997 through June 30, 2000, KMC has committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies, utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs including making direct loans to the Company. From June 16, 1997 through June 30, 1999, King Management has provided term note financing to the Company totaling $29.8 million, with a balance outstanding of $15.6 million at June 30, 1999. The notes bear interest at prime minus 0.25% (7.50% at June 30, 1999), and are secured by specific leases and equipment.

      Discounted Lease Rentals

      Discounted lease rentals consist of the following:

                                              June 30           March 31
                                               1999               1999

      Nonrecourse borrowings              $10,540,000          $13,164,000
      Recourse borrowings                     317,000              425,000
                                          -----------          -----------
                                          $10,857,000          $13,589,000
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

      Certain recourse discounted lease rental agreements require the Company to maintain financial ratios and to comply with other covenants similar to those required in the Company's credit facility agreements. As of June 30, 1999, the Company was in compliance with such covenants.

5.    RELATED PARTY

     Management Agreement

     Pursuant to an agreement by and among the Company, Mr. Peter King and KMC, a corporation which is controlled by Mr. King, dated June 16, 1997, as amended on June 23, 1998 (the "Management Agreement"), it was agreed that Mr. King or KMC would provide certain management services to the Company through June 30, 2000. Pursuant to the Management Agreement, Mr. King is an employee of the Company and will serve as Chairman of the Board and Chief Executive Officer until June 30, 2000 at a salary of $200,000 per year. Pursuant to the management agreement, Mr. King was granted stock options to purchase an aggregate of 541,506 shares at $3.375 per share, on June 23, 1998, Mr. King was granted (i) a fully vested seven-year nonqualified stock option to purchase 250,000 shares at $3.25 per share under the Company's 1991 Stock Option Plan and (ii) a seven-year nonqualified cliff vesting stock option to purchase 400,000 shares at $3.25 per share outside of the Company's 1991 Stock Option Plan. The cliff vesting options vest after six years if Mr. King continues to be an employee of the Company. Vesting is accelerated if the Company's Common Stock attains certain agreed closing average stock prices, as reflected in the Nasdaq Market System, for a period of ten consecutive business days, as follows: 125,000 shares at $5.00, 125,000 shares of $6.00 and 150,000 shares at $7.00. The Management Agreement provides that Mr. King and/or KMC will provide certain services to the Company, including but not limited to working with management on current and prospective vendor relationships, monitoring problem leases and loans, assisting the Company on meeting financing requirements and working with the Company's bankers.

6.       SEGMENT INFORMATION

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

                                                   ILC/Vendor             SLC/Direct              Total
      For The Quarter Ended June 30, 1999

      Leasing Revenue                              12,555,000              2,433,000            14,988,000
      Less:  Depreciation                           8,560,000              1,380,000             9,940,000
        Interest Expense                              849,000                230,000             1,079,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          3,146,000                823,000             3,969,000
      Less:  Provision                                652,000                 90,000               742,000
                                               --------------          -------------        --------------
      Leasing Net Margin                            2,494,000                733,000             3,227,000

      Equipment Sales Revenue                       1,201,000                741,000             1,942,000
      Less:  Cost of Equipment sold                 1,146,000                584,000             1,730,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                           55,000                157,000               212,000


                                                   ILC/Vendor             SLC/Direct                Total
      For The Quarter Ended June 30, 1998

      Leasing Revenue                               6,986,000              2,708,000             9,694,000
      Less:  Depreciation                           4,171,000              1,295,000             5,466,000
             Interest Expense                         430,000                609,000             1,039,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          2,385,000                804,000             3,189,000
      Less:  Provision                                278,000                135,000               413,000
                                               --------------          -------------        --------------
      Leasing Net Margin                            2,107,000                669,000             2,776,000

      Equipment Sales Revenue                       1,077,000                622,000             1,699,000
      Less:  Cost of Equipment sold                 1,048,000                670,000             1,718,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                           29,000                (48,000)              (19,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Consolidated Results of Operations for the Three Months Ended June 30, 1999 and 1998

     For the three months ended June 30, 1999, total revenue increased $5.5 million, or 48.6%, compared to the previous year. For the same periods, net income increased $278,000, or 39.8%.

     For the three months ended June 30, 1999, consolidated leasing net margins increased $451,000, or 16.2%. See discussion by segment below for explanations of this increase.

     Revenue from equipment sales increased $152,000, or 19.4%, and gross margins on equipment sales increased $231,000 over the loss of $19,000 for the previous year.

     Compensation expenses increased $152,000, or 19.4%, due to increased salary expenses for former King Management personnel who are now employees of Sunrise, a greater number of employees, and the increased cost of employer funded health care benefits.

     Other operating expenses increased $114,000, or 16.3%.

     The income tax provision as a percentage of income before taxes was 42.0% in fiscal 2000 as compared to 45.0% in fiscal 1999.

     Segmented Results of Operations for the Three Months Ended June 30, 1999 and 1998

     ILC/Vendor

     Vendor leasing revenues increased $5.6 million, or 79.7%, over the previous fiscal year. Vendor leasing gross and net margins increased $761,000, or 31.9%, and $387,000, or 18.4%, respectively over the same period. Leasing gross margins did not increase at the same rate as revenues due to the acceleration of depreciation made necessary by lower expected residual values for leased equipment and increases in the number of leases with lower margins. Net leasing margins increased at a slower rate due to increased loss provisions made necessary by increased exposure due to portfolio growth and increased credit risks.

     For the three months ended June 30, 1999, equipment sales revenue increased $124,000, or 11.5%. Gross margins from equipment sales increased to $26,000, or 89.7%, compared to the prior year, primarily as a result of the lower book values due to accelerated depreciation charges in prior periods.

     SLC/Direct

     For the three months ended June 30, 1999, SLC leasing revenue decreased $275,000, or 10.2%, compared to the previous year as new operating lease revenue was not adequate to offset the decline in direct finance lease revenue. SLC leasing gross margins increased $19,000, or 2.4%. SLC net leasing margins increased $64,000 or 9.6%. Net leasing margin increased while revenue and gross margins decreased over the previous year due to lower provisions for losses compared to the previous year.

     For the three months ended June 30, 1999, equipment sales revenue increased $119,000, or 19.1%, and gross margins from equipment sales increased to $157,000 compared to a loss of $48,000 in the prior year.

     Liquidity and Capital Resources

     General

     The Company uses a combination of its credit lines and internally generated cash flows to finance, on an interim basis, the acquisition of revenue generating equipment. Generally, upon commencement of an SLC original equipment lease, the Company attempts to assign the remaining lease payment stream to a financial institution on a discounted, nonrecourse basis. If successful, the Company limits its risk, if any, to its equity investment in the loan or equipment. The discounted lease proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis (primarily in the ILC/vendor business), the Company assumes the entire risk on its investment in the loan or equipment. The Company's reliance on recourse debt has continued to increase because the types of leases generated by its vendor business are riskier than those generated by its direct business and do not lend themselves to non-recourse financing. The Company expects this trend to continue.

     At June 30, 1999, the Company had total borrowings outstanding of $64.4 million, of which 16.4 % were nonrecourse. These borrowings consisted of $10.8 million of discounted lease rentals (2.9% of which were recourse and 97.1% of which were non-recourse), $18.9 million of borrowings under bank lines of credit, $19.1million notes payable to several banks, and a total of $15.6 million of notes payable to King Management Corporation.

     As of June 30, 1999, the Company had a total investment in leasing operations of $110.5 million, which compares to $95.5 million at March 31, 1999. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases. The increase in investment in leasing operations is a result of an increase in the vendor leasing business.

     Net cash flow of $8.5 million was generated from operating activities for the three months ended June 30, 1999. The Company also collected $4.5 million in loans and direct financing leases in addition to net cash provided by financing activities of $16.2 million. This cash flow was used to purchase $29.3 million of leasing equipment.

     The Company recently discovered that certain errors had been made in prior year tax returns. These errors impact the timing of taxable income and accordingly the timing of income tax payments. The errors have no effect on reported income tax expense in the current year or any previous year; however, $3.6 million which was reflected as deferred tax liabilities at March 31, 1998 have been reclassified to a current liability. The Company expects to amend prior period tax returns during the second quarter of fiscal 2000 requiring the payment of approximately $2.2 million in federal and state taxes plus interest.

     At June 30, 1999, the Company had issued purchase orders for, and thereby committed to buy, $23.0 million of equipment to be leased to various customers. The Company does not have any other material commitments for capital expenditures.

     Inflation has not been a significant factor in the Company's business in any of the periods presented.

     Liquidity and Financing Sources

     The Company maintains a $25 million line of credit with US Bank. Of this amount, $18.9 million had been utilized as of June 30, 1999. Advances under the line bear interest at prime and are collateralized by substantially all of the Company's unencumbered assets. The Company's line of credit matures on October 31, 1999. The Company believes this credit facility will be renewed on terms similar to the current facility. The line of credit requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends, and requires compliance with other financial covenants. The Company is in compliance with the terms of these agreements.

     As summarized in Footnote 4 of the financial statements included in this Quarterly Report on Form 10-Q, in addition to the line of credit discussed above, the Company utilizes a variety of term funding sources to finance its investment in leasing assets.

     The Company was informed that Heller Financial, Inc. (Heller) has obtained credit committee approval to provide a $40 million term note facility to the Company. The Company and Heller are in the process of finalizing the related documents and have scheduled a closing for early August 1999.

     The Company's reliance on additional financing has increased as a direct result of the increased volume of equipment purchases in the ILC/Vendor business. The Company believes the availability of additional financing will be sufficient to meet the Company's working capital needs.

     Financing Arrangement with King Management Corporation

     On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement, as amended, for the period from July 1, 1997 through June 30, 2000. KMC has committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies, utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs including making direct loans to the Company. From June 16, 1997 through June 30, 1999, King Management has provided term note financing totaling $29.8 million, with a balance outstanding of $15.6 million, at June 30, 1999. The notes bear interest at prime minus 0.25% (7.50% at June 30, 1999), and are secured by specific leases and equipment.

     In consideration for the commitment described above and other services, the Company agreed to allow KMC to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 2000. Specific leases are identified as the property of KMC and are not included in the Company's portfolio. For the quarter ended June 30, 1999 and 1998, KMC purchased leases in the amount of $11,627,000 and $1,915,000, respectively. Total leases purchased from the inception of the agreement through June 30, 1999 are $30,903,000.

     Interest expense paid to KMC related to the financing arrangements described above was $122,000 and $281,000, for the three months ended June 30, 1999 and 1998, respectively.

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

     Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of June 30, 1999, the Company had only two significant vendor leasing programs and had signed agreements for other vendor leasing programs which are not significant. While the Company believes it has the ability and capacity to develop large vendor leasing programs, other than the two it is currently servicing there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

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

     Financing. The Company's growth and profitability are dependent to a great extent on the Company's ability to finance revenue producing assets. Company financial performance, as well as continued reduction in the amount of non-performing assets, have enhanced the Company's ability to obtain required financing. However, the recent increases in vendor operating leases have resulted in an increased reliance on recourse debt to finance the Company. While the Company has been successful in obtaining required recourse and non-recourse financing to date, there is no assurance that all required financing will be available in the future and that would limit its growth and jeopardize its relationship with its two largest vendors.

     Major Customers/Vendors. At June 30, 1999 and March 31,1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

     However, 56.5% and 32.1% of the Company's total leasing revenue for the three months ended June 30, 1999, and 70.1 % and 18.8% of the Company's total leasing revenue for the three months ended June 30, 1998, were generated through two vendor leasing programs. During the second quarter of fiscal year 1999, the largest vendor informed the Company that the vendor intended to enter the leasing business and write leases on its own behalf. The vendor has advised the Company that it would continue to utilize the Company in the vendor's niche markets. Subsequent to the notice, the Company's volume of new leases from this vendor has increased. However, as in any vendor program, there is no assurance how long this increased utilization will continue. If the relationship with either of its two large vendors were to change resulting in a reduction in the volume of new leases, the Company would continue to realize declining revenues attributable to this vendor's existing equipment under lease for a period of one to three years. To the extent that the Company would be unable to replace that declining volume and revenue with increased leasing business from other vendors, the Company's future financial results would be materially and adversely affected.

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

     The Company continues to assess its depreciation methods and projected book values against market projections of used equipment values. The result has been continued acceleration of depreciation on revenue producing assets. This trend towards shortened product life cycles and accelerated rates of depreciation will continue to adversely affect the Company's leasing margins.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

PART II-OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.   Legal Proceedings - None.

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults on Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders - None.

ITEM 5.   Other Information - None.

ITEM 6.   Exhibits and Report on Form 8-K

          A. Exhibits

             See Exhibit index immediately following signature page

          B. Form 8-K

             There have been no current reports on Form 8-K filed on behalf of the Company during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SUNRISE INTERNATIONAL LEASING CORPORATION



Date:  August 03, 1999        By: /s/ Peter J. King
                                  Peter J King, Chairman of the Board,
                                  Chief Executive Officer and Director
                                  (principal executive officer)



                              By:  /s/ Jeffrey G. Jacobsen
                                  Jeffrey G. Jacobsen, Executive Vice President and Chief Financial Officer (principal financial officer)



                              By:  /s/ James C. Teal
                                   James C. Teal, Corporate Controller
                                   (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
June 30, 1999

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