Form 10-Q
period 1999-09-30
SUNRISE INTERNATIONAL LEASING CORP
filed 1999-11-09
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



        For the Quarter Ended                             Commission File Number
         September 30, 1999                                           0-19516



                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                           41-1632858
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

    6,633,003 shares of Common Stock, $.01 par value as of October 26, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Included herein is the following unaudited financial information:


          Consolidated Balance Sheets as of September 30, 1999 and March 31,
          1999.

          Consolidated Statements of Operations for the three and six month periods ended September 30, 1999 and 1998.

          Consolidated Statements of Cash Flows for the six month periods ended September 30, 1999 and 1998.


          Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                    September 30,         March 31,
                                                                        1999                1999
                                                                    -------------       -------------
ASSETS:
   Cash and cash equivalents                                        $   2,355,000       $     963,000
   Accounts receivable, less allowance for doubtful accounts
     of $685,000 and $368,000, respectively                             1,450,000           1,306,000
   Loans receivable                                                     2,198,000           2,556,000

   Investment in leasing operations:
     Operating leases - Equipment                                     154,471,000         111,953,000
     Less: Operating leases - Accumulated depreciation                 48,805,000          36,518,000
                                                                    -------------       -------------
     Operating leases - Net book value                                105,666,000          75,435,000
     Direct financing leases                                           16,684,000          14,880,000
     Equipment held for lease                                           1,646,000           4,914,000
     Inventory held for sale                                              141,000              57,000
     Initial direct costs                                                 116,000             205,000
                                                                    -------------       -------------
         Total investment in leasing operations                       124,253,000          95,491,000
                                                                    -------------       -------------

   Furniture and fixtures, less accumulated depreciation of
     $744,000 and $652,000, respectively                                  267,000             242,000
   Deferred tax asset                                                   1,364,000           1,364,000
   Other assets                                                         1,937,000           1,093,000
                                                                    -------------       -------------
         Total Assets                                               $ 133,824,000       $ 103,015,000
                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements
     Borrowings under lines of credit                               $  19,603,000       $   4,156,000
     Discounted lease rentals                                           8,461,000          13,589,000
     Term notes                                                        50,744,000          22,011,000
     Notes payable to King Management Corporation                       6,449,000           8,476,000
                                                                    -------------       -------------
         Total financing arrangements                                  85,257,000          48,232,000
                                                                    -------------       -------------
   Accounts payable                                                     5,248,000           8,988,000
   Accrued liabilities                                                  2,193,000           1,821,000
   Customer deposits                                                    7,413,000           4,804,000
   Income taxes payable                                                 2,248,000           6,764,000
                                                                    -------------       -------------
           Total Liabilities                                          102,359,000          70,609,000
                                                                    -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized,
     7,829,000 shares issued                                               78,000              78,000
   Preferred stock, undesignated, par value $.01 per share,
     2,500,000 shares authorized, none issued or outstanding
   Additional paid-in capital                                          27,834,000          27,810,000
   Retained earnings                                                    8,632,000           6,713,000
                                                                    -------------       -------------
                                                                       36,544,000          34,601,000
   Common stock in treasury at cost - 1,196,000 and 566,000
      shares, respectively                                             (5,079,000)         (2,195,000)
         Total  Stockholders' Equity                                   31,465,000          32,406,000
                                                                    -------------       -------------
         Total Liabilities and Stockholders' Equity                 $ 133,824,000       $ 103,015,000
                                                                    =============       =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                  Three Months                      Six Months
                                              Ended September 30,              Ended September 30,
                                         ----------------------------      ----------------------------
                                            1999              1998             1999            1998
                                         -----------     ------------      -----------      -----------

REVENUES
   Operating leases                      $16,795,000      $ 9,420,000      $30,836,000      $18,156,000
   Direct financing leases                   829,000          704,000        1,705,000        1,549,000
   Equipment sales                         2,073,000        1,872,000        4,015,000        3,571,000
   Interest Income                                             14,000                            14,000
   Fee income                                 30,000           61,000          101,000          175,000
                                         -----------      -----------      -----------      -----------
     Total Revenues                       19,727,000       12,071,000       36,657,000       23,465,000
                                         -----------      -----------      -----------      -----------

COSTS AND EXPENSES
   Depreciation                           12,036,000        5,911,000       21,975,000       11,377,000
   Interest                                1,469,000          931,000        2,548,000        1,971,000
   Provision for lease and loan losses       716,000          416,000        1,458,000          829,000
   Cost of equipment sold                  2,050,000        1,704,000        3,780,000        3,423,000
   Compensation expense                      951,000          812,000        1,888,000        1,597,000
   Other operating expenses                  883,000          836,000        1,699,000        1,537,000
                                         -----------      -----------      -----------      -----------
     Total Costs and Expenses             18,105,000       10,610,000       33,348,000       20,734,000
                                         -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                        1,622,000        1,461,000        3,309,000        2,731,000

PROVISION FOR INCOME TAXES                   680,000          658,000        1,390,000        1,229,000
                                         -----------      -----------      -----------      -----------

NET INCOME                               $   942,000      $   803,000      $ 1,919,000      $ 1,502,000
                                         ===========      ===========      ===========      ===========

NET INCOME PER COMMON
     Basic                               $      0.13      $      0.10      $      0.26      $      0.19
                                         ===========      ===========      ===========      ===========
     Diluted                             $      0.12      $      0.10      $      0.25      $      0.19
                                         ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING
     Basic                                 7,256,000        7,820,000        7,259,000        7,812,000
                                         ===========      ===========      ===========      ===========
     Diluted                               7,656,000        7,846,000        7,599,000        7,839,000
                                         ===========      ===========      ===========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Six Months
                                                                           Ended September 30,

                                                                         1999                1998
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $  1,919,000       $  1,502,000
Adjustments to reconcile net income to net cash
      provided by operating activities:

    Provision for lease and loan losses                                 1,458,000            829,000
    Depreciation and amortization                                      22,086,000         11,565,000
    Stock options issued to non-employees                                  13,000             26,000

    Change in operating assets and liabilities:

        Accounts receivable                                              (473,000)         2,014,000
        Income taxes                                                   (4,516,000)         1,110,000
        Other assets                                                     (868,000)           (22,000)
        Inventory held for sale                                           (84,000)            23,000
        Accounts payable/Accrued liabilities                           (3,369,000)          (243,000)
        Customer Deposits                                               2,608,000          1,307,000
                                                                     ------------       ------------

           NET CASH PROVIDED BY OPERATING

              ACTIVITIES                                               18,774,000         18,111,000
                                                                     ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease, net cost of equipment sold       (59,280,000)       (21,363,000)
    Principal portion of direct financing leases collected              7,502,000         10,334,000
    Principal portion of loans receivable collected                       358,000          1,011,000
    Purchase of furniture and fixtures                                   (116,000)            (7,000)
                                                                     ------------       ------------
           NET CASH USED IN INVESTING ACTIVITIES                      (51,536,000)       (10,025,000)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Borrowings on lines of credit                                      63,051,000         19,130,000
    Payments on lines of credit                                       (47,604,000)       (17,194,000)
    Proceeds from term notes                                           35,503,000               --
    Payments on term notes                                             (6,769,000)        (5,341,000)
    Proceeds from discounted lease financing                            1,018,000          2,813,000
    Payments on discounted lease financing                             (6,145,000)        (8,717,000)
    Proceeds from notes payable to related party                        9,998,000          4,295,000
    Payments on notes payable to related party                        (12,025,000)        (4,238,000)
    Stock options exercised                                                11,000             92,000
    Purchase of treasury stock                                         (2,884,000)              --
                                                                     ------------       ------------

        NET CASH PROVIDED BY/ (USED IN)
              FINANCING ACTIVITIES                                     34,154,000         (9,160,000)
                                                                     ------------       ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,392,000         (1,074,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          963,000          2,140,000
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  2,355,000       $  1,066,000
                                                                     ============       ============


SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid                                                    $  2,107,000       $  1,083,000
    Income taxes paid                                                $  6,001,000       $     28,000

See notes to consolidated financial statements

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 and 1998 (Unaudited)


1.   ACCOUNTING POLICIES

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of September 30, 1999 and March 31, 1999 and the results of operations and cash flows for the six months ended September 30, 1999 and 1998. All such adjustments are of a normal and recurring nature.

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

2.   INCOME TAXES

     Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 42% for the six months ended September 30, 1999, and 45% for the six months ended September 30, 1998.

3.   LOANS RECEIVABLE

     The Company discontinued its loan activities in fiscal 1997. As of September 30, 1999 and March 31, 1999, the loan receivable portfolio was primarily comprised of a single loan.

4.   FINANCING ARRANGEMENTS

     Lines of Credit

     The Company has a $25,000,000 line of credit facility with US Bank for use in its operations. The balance outstanding on this line of credit at September 30, 1999 and March 31, 1999 was $19,603,000 and $4,156,000
     respectively. Advances are at prime (8.25% at September 30, 1999) and are collateralized by substantially all unsecured assets of the Company. This line of credit facility matures on February 28, 2000.

     The Company has a $15,000,000 line of credit facility with Firstar Bank for use in its operations. No amounts were outstanding on this line at September 30, 1999. Advances under this line will be at prime minus .5% and will be collateralized by specific leases and equipment. This line of credit facility matures on September 30, 2000.

     These credit facilities require compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and require compliance with other non-financial covenants. As of September 30, 1999, the Company is in compliance with the terms of these agreements.

Term Debt Summary

Financial                                                                   Loan Balance      Interest Rate
Institution                      Date of Loan        Amount of Loan           @ 9/30/99         @ 9/30/99
------------                     ------------        --------------         ------------       -----------

National City Bank                   5/97              5,500,000                 22,000            9.53%
of Minneapolis

King Management                      3/98              4,864,000              1,730,000            8.00%
Corporation

National City Bank                   2/99              6,500,000              4,646,000            8.25%
of Minneapolis

U.S. Bank Leasing                    3/99              5,000,000              3,967,000            8.15%

Community First Financial            3/99             10,000,000              7,054,000            7.75%
of Fargo

King Management                      6/99              4,997,000              4,719,000            8.00%
Corporation

U.S. Bank Leasing                    7/99              5,004,000              4,892,000            8.25%

Heller Financial                     8/99             10,348,000             10,244,000            8.07%

Heller Financial                     8/99             10,022,000              9,774,000            8.07%

Heller Financial                     9/99             10,128,000             10,145,000            8.21%
                                                     -----------            -----------

Total                                                $72,363,000            $57,193,000

      All of the facilities outlined above are secured by specific leases and equipment and require compliance with certain liquidity and net worth ratios. As of September 30, 1999, the Company is in compliance with the terms of these agreements.

      Financing Arrangement with King Management Corporation - On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement as amended, for the period from July 1, 1997 through June 30, 2000, KMC has committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies and utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs, including making direct loans to the Company. From June 16, 1997 through September 30, 1999, KMC has provided term note financing to the Company totaling $29.8 million, with a balance outstanding of $6.4 million at September 30, 1999. The notes bear interest at prime minus 0.25% (8.0% at September 30, 1999), and are secured by specific leases and equipment.

     Discounted Lease Rentals

     Discounted lease rentals consist of the following:


                                          September 30              March 31
                                          ------------             -----------
                                               1999                    1999

         Non-recourse borrowings          $  8,226,000             $13,164,000
         Recourse borrowings                   235,000                 425,000
                                          ------------             -----------
                                          $  8,461,000             $13,589,000
                                          ============             ===========


      The Company utilizes certain of its lease rentals receivable and underlying equipment in lease transactions as collateral to borrow from financial institutions at fixed rates primarily on a non-recourse basis. In the event of default by a lessee on a non-recourse borrowing, the financial institutions have a first lien on the underlying leased equipment with no further recourse against the Company. For recourse borrowings, the financial institution can seek recourse from the Company in addition to having a first lien on the asset. The liability associated with the proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals are reduced by the interest method.

      Certain recourse discounted lease rental agreements require the Company to maintain financial ratios and to comply with other covenants similar to those required in the Company's credit facility agreements. As of September 30, 1999, the Company was in compliance with such covenants.

5.    RELATED PARTY

      Management Agreement

     Pursuant to an agreement by and among the Company, Mr. Peter King and KMC, a corporation which is controlled by Mr. King, dated June 16, 1997, as amended on June 23, 1998 (the "Management Agreement"), it was agreed that Mr. King or KMC would provide certain management services to the Company through June 30, 2000. Pursuant to the Management Agreement, Mr. King is an employee of the Company and will serve as Chairman of the Board and Chief Executive Officer until June 30, 2000 at a salary of $200,000 per year. Pursuant to the Management Agreement, Mr. King was granted stock options to purchase an aggregate of 541,506 shares at $3.375 per share. On June 23, 1998, Mr. King was granted (i) a fully vested seven-year nonqualified stock option to purchase 250,000 shares at $3.25 per share under the Company's 1991 Stock Option Plan and (ii) a seven-year nonqualified cliff vesting stock option to purchase 400,000 shares at $3.25 per share outside of the Company's 1991 Stock Option Plan. The cliff vesting options vest after six years if Mr. King continues to be an employee of the Company. Vesting is accelerated if the Company's Common Stock attains certain agreed closing average stock prices, as reflected in the Nasdaq Market System, for a period of ten consecutive business days, as follows: 125,000 shares at $5.00, 125,000 shares of $6.00 and 150,000 shares at $7.00. The Management Agreement provides that Mr. King and/or KMC will provide certain services to the Company, including but not limited to working with management on current and prospective vendor relationships, monitoring problem leases and loans, assisting the Company on meeting financing requirements and working with the Company's bankers.

     Management Proposal

     As previously reported, Peter J. King, Chairman and Chief Executive Officer of the Company, has made an offer to purchase all of the Company shares not owned or controlled by him. A Special Committee of the Board of Directors, consisting of Thomas King (no relation) and Donald Brattain, has been appointed to consider this proposal.

     The structure and terms of any proposed transaction between Mr. King and the Company are expected to be determined through negotiations between Mr. King and the Special Committee. The proposal is subject to, among other things, the determination of the price and structure of the transaction and the execution of a definitive acquisition agreement. The Special Committee, with the assistance of its investment advisor and counsel, is in the process of responding to the proposal. Until execution of a definitive agreement, and there is no assurance that a definitive agreement will be reached, Mr. King retains the right to terminate negotiations for any reason.

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

      For The Quarter Ended
      September 30, 1999                         ILC/Vendor              SLC/Direct                Total
      ------------------                         ----------              ----------            -------------

      Leasing Revenue                           $  15,256,000           $  2,398,000         $  17,654,000
      Less:  Depreciation                          10,610,000              1,426,000            12,036,000
      Interest Expense                              1,254,000                215,000             1,469,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          3,392,000                757,000             4,149,000
      Less:  Provision                                476,000                240,000               716,000
                                               --------------          -------------        --------------
      Leasing Net Margin                        $   2,916,000           $    517,000         $   3,433,000
                                                =============           ============         =============

      Equipment Sales Revenue                   $   1,907,000           $    166,000         $   2,073,000
      Less:  Cost of Equipment sold                 1,829,000                221,000             2,050,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                   $       78,000          $     (55,000)       $       23,000
                                               ==============          ==============       ==============



      For The Quarter Ended
      September 30, 1998                       ILC/Vendor              SLC/Direct               Total
      ------------------                       ----------              ----------           --------------

      Leasing Revenue                           $   7,799,000           $  2,400,000          $ 10,199,000
      Less:  Depreciation                           4,622,000              1,289,000             5,911,000
             Interest Expense                         465,000                466,000               931,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          2,712,000                645,000             3,357,000
      Less:  Provision                                281,000                135,000               416,000
                                               --------------          -------------        --------------
      Leasing Net Margin                        $   2,431,000          $     510,000         $   2,941,000
                                                =============          =============         =============

      Equipment Sales Revenue                   $   1,386,000          $     486,000         $   1,872,000
      Less:  Cost of Equipment sold                 1,391,000                313,000             1,704,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                  $        (5,000)         $     173,000        $       68,000
                                              ================         =============        ==============

      For The Six Months Ended
      September 30, 1999                       ILC/Vendor               SLC/Direct              Total
      ------------------                       ----------               ----------          --------------

      Leasing Revenue                            $ 27,811,000          $   4,831,000          $ 32,642,000
      Less:  Depreciation                          19,171,000              2,804,000            21,975,000
        Interest Expense                            2,104,000                444,000             2,548,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          6,536,000              1,583,000             8,119,000
      Less:  Provision                              1,128,000                330,000             1,458,000
                                               --------------          -------------        --------------
      Leasing Net Margin                         $  5,408,000           $  1,253,000          $  6,661,000
                                                 ============           ============          ============

      Equipment Sales Revenue                    $  3,108,000           $    907,000          $  4,015,000
      Less:  Cost of Equipment sold                 2,975,000                805,000             3,780,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                    $     133,000           $    102,000         $     235,000
                                                =============           ============         =============

      For The Six Months Ended
      September 30, 1998                       ILC/Vendor               SLC/Direct              Total
      ------------------                       ----------               ----------          --------------

      Leasing Revenue                            $ 15,020,000           $  4,874,000          $ 19,894,000
      Less:  Depreciation                           8,793,000              2,584,000            11,377,000
             Interest Expense                         895,000              1,076,000             1,971,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          5,332,000              1,214,000             6,546,000
      Less:  Provision                                559,000                270,000               829,000
                                               --------------          -------------        --------------
      Leasing Net Margin                         $  4,773,000           $    944,000          $  5,717,000
                                                 ============           ============          ============

      Equipment Sales Revenue                    $  2,463,000            $ 1,108,000          $  3,571,000
      Less:  Cost of Equipment sold                 2,439,000                984,000             3,423,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                   $        4,000           $    124,000         $     148,000
                                               ==============           ============         =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Consolidated Results of Operations for the Three and Six Months Ended September 30, 1999 and 1998.

     For the three and six months ended September 30, 1999, total revenue increased $7.7 and $13.2 million, or 63.4% and 56.2%, respectively, compared to the previous year. For the same periods, net income increased $139,000 and $417,000, or 17.3% and 27.8%, respectively.

     For the three and six months ended September 30, 1999, consolidated leasing net margins increased $492,000 and $944,000, or 16.7% and 16.5%, respectively. See discussion by segment below for explanations of this increase.

     Revenue from equipment sales increased $201,000 and $444,000, or 10.7% and 12.4% for the three and six month periods, respectively, and gross margins on equipment sales decreased $145,000 for the three month period and increased $87,000 for the six month period compared to the prior year.

     For the three and six month periods, compensation expenses increased $139,000 and $291,000, or 17.1% and 18.2%, respectively, due to increased salary expense for former KMC personnel who are now employees of Sunrise, a greater number of employees, and the increased cost of employer funded health care benefits.

     For the three and six month periods, other operating expenses increased $47,000 and $162,000, or 5.6% and 10.5%, respectively. For the three month period other operating expenses included $125,000 of fees paid to financial advisors engaged by the Special Committee of the Board relating to the management proposal discussed in the Related Party section in footnote 5.

     The income tax provision as a percentage of income before taxes was 42% in fiscal 2000 as compared to 45% in fiscal 1999.

     Segmented Results of Operations for the Three and Six Months Ended September 30, 1999 and 1998.

     ILC/Vendor

     Vendor leasing revenues increased $7.5 and $12.8 million for the three and six month periods, or 95.6% and 85.2%, respectively, over the previous fiscal year. Vendor leasing net margins increased $485,000, or 20.0%, and $635,000, or 13.3%, respectively, over the same periods. Leasing gross margins did not increase at the same rate as revenues due to the acceleration of depreciation made necessary by lower expected residual values for leased equipment, increases in interest expenses, and increases in the number of leases with lower margins. Net leasing margins increased at a slower rate due to increased loss provisions made necessary by increased exposure due to portfolio growth and increased credit risks.

     For the three and six months ended September 30, 1999, equipment sales revenue increased $521,000 and $645,000, or 37.6% and 26.2%, respectively. Gross margins from equipment sales increased to $78,000 and $133,000 for the same periods compared to a negative margin of $5,000 and a positive margin of $24,000 for the prior year, primarily as a result of the lower book values due to accelerated depreciation charges in prior periods.

     SLC/Direct

     During the quarter ended September 30, 1999, the Company decided to discontinue its efforts to expand this segment of the business. As a result, the Company's direct sales force was eliminated. The Company will continue to manage the SLC portfolio and expects to experience modest losses as the portfolio liquidates.

     Direct leasing revenues decreased $2,000 and $43,000 for the three and six month periods ended September 30, 1999, compared to the previous year, as new operating lease revenue was not adequate to offset the decline in direct finance lease revenue. SLC net leasing margins increased $7,000, or 1.4%, and $309,000, or 32.7%, for the same periods, primarily due to decreases in interest expenses.

     For the three and six months ended September 30, 1999, equipment sales revenue decreased $320,000, or 65.8%, and $201,000, or 18.1%, respectively. For the three and six month periods gross margins decreased to a loss of $55,000 and a gain of $102,000 compared to positive gross margins of $173,000 and $124,000 for similar periods in the previous year.

     Liquidity and Capital Resources

     General

     The Company uses a combination of its credit lines and internally generated cash flows to finance the acquisition of revenue generating equipment. Generally, after commencement of a lease, the Company assigns the remaining lease payment stream to a financial institution on a discounted, non-recourse basis or includes the lease in a pool of many leases which are funded under amortizing term notes. The proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis, the Company assumes the entire risk on its investment in the loan or equipment.

     At September 30, 1999, the Company had total borrowings outstanding of $85.3 million. These borrowings consisted of $8.5 million of discounted lease rentals (of which $8.2 million were non-recourse), $19.6 million of borrowings under bank lines of credit, $50.8 million notes payable to financial institutions and $6.4 million of notes payable to KMC.

     As of September 30, 1999, the Company had a total investment in leasing operations of $124.3 million, which compares to $95.5 million at March 31, 1999. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases. The increase in investment in leasing operations is a result of an increase in the vendor leasing business.

     Net cash flow of $18.8 million was generated from operating activities for the six months ended September 30, 1999. The Company also collected $7.9 million in direct financing leases and loans in addition to net cash provided by financing activities of $34.2 million. This cash flow was used to purchase $59.3 million of leasing equipment.

     As previously reported, the Company recently discovered that certain errors had been made in prior year tax returns. These errors impact the timing of taxable income and accordingly the timing of income tax payments. The errors have no effect on reported income tax expense in the current year or any previous year; however, $3.6 million which was reflected as deferred tax liabilities at March 31, 1998 were reclassified to a income taxes payable. The Company expects to amend prior period tax returns during the third quarter of fiscal 2000 requiring payment of approximately $2.2 million in federal and state taxes plus interest.

     At September 30, 1999, the Company had issued purchase orders for, and thereby committed to buy, $32.0 million of equipment to be leased to various customers. The Company does not have any other material commitments for capital expenditures.

     Inflation has not been a significant factor in the Company's business in any of the periods presented.

     Liquidity and Financing Sources

     The Company maintains a $25 million line of credit with US Bank. Of this amount, $19.6 million had been utilized as of September 30, 1999. Advances under the line bear interest at prime and are collateralized by substantially all of the Company's unencumbered assets. This line of credit matures on February 28, 2000. The line of credit requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends, and requires compliance with other financial covenants. The Company is in compliance with the terms of this agreement.

     On September 30, 1999, the Company established a $15 million revolving line of credit with Firstar Bank. No amounts were outstanding under this line of credit as of September 30, 1999. Advances under the line will bear interest prime minus .5% and are collateralized by specific leases and equipment. This line of credit matures on September 30, 2000, and requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends, and requires compliance with other financial covenants. The Company is in compliance with the terms of this agreement.

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

     Financing Arrangement with The King Management Corporation

     On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement, as amended, for the period from July 1, 1997 through June 30, 2000, KMC has committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies and utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs, including making direct loans to the Company. From June 16, 1997 through September 30, 1999, KMC has provided term note financing totaling $29.8 million, with a balance outstanding of $6.4 million, at September 30, 1999. The notes bear interest at prime minus 0.25% (8.0% at September 30, 1999), and are secured by specific leases and equipment.

     In consideration for the commitment described above and other services, the Company agreed to allow KMC to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 2000. Specific leases are identified as the property of KMC and are not included in the Company's portfolio. For the quarter ended September 30, 1999 and 1998, KMC purchased leases in the amount of $10,214,000 and $2,819,000, respectively.

     Interest expense paid to KMC related to the financing arrangements described above was $122,000 and $281,000, for the three months ended June 30, 1999 and 1998, respectively.

     The Company continues to monitor several problem accounts. While these accounts could force the Company to take additional write-offs, management does not currently believe that any such write-offs would be material.

     Stock Repurchase

     On October 13, 1998, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company had allocated up to $5 million to purchase its common stock at suitable market prices. On April 23, 1999, the Board of Directors increased the stock repurchase program from $5 million to $7 million and granted management the authority to exercise its option to purchase the shares from KMC or make other purchases, either directly or through KMC as long as its ability to fund pending and future lease equipment purchases is not jeopardized. During the quarter ended December 31, 1998, the Company repurchased 566,400 shares from the public markets at a total cost of $2,195,000. During the quarter ended September 30, 1999, the Company repurchased 630,000 shares for a total cost of $2,884,000. These shares were purchased via exercise of an option held by Sunrise to purchase shares from KMC at KMC's cost plus interest. KMC originally purchased the shares on behalf of Sunrise, subject to the Sunrise purchase option. The repurchased shares are being held as treasury stock on the Company's balance sheet.

     Year 2000 Compliance

     The Company has reviewed its internal use computer systems in order to identify and modify those systems that were not Year 2000 compliant. The cost associated with this effort was not incremental to the Company, but represented a reallocation of existing resources. The Company believes that its internal use computer systems are fully Year 2000 compliant with no further modifications necessary.

     In addition, the Company faces risks to the extent that suppliers of leased equipment purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the Year 2000 requirements. To the extent possible, the Company has obtained assurances from such vendors that their systems and products are Year 2000 compliant. The Company has advised the Company's customers that they should seek certification for equipment under lease from the vendor to assure that their equipment is Year 2000 compliant.

     Although the Company believes that internal-use systems are fully compliant, there can be no assurance that the various factors relating to the Year 2000 compliance issues, including the ability of the Company's suppliers to provide the Company with products that are Year 2000 compliant, will not have a material adverse effect on the Company's business, operating results, or financial position.

     Outlook

     Certain statements contained in this Outlook section and other sections of this document are forward looking, based on current expectations, and actual results may differ materially. The forward looking statements, in particular the statements regarding growth of the company's vendor leasing business, the Company's ability to finance its business, and management's belief that any future loan or lease write-off will not be material, involve a number of risks and uncertainties including the Company's reliance on a few large vendors for its business, its ability to cope with accelerating obsolescence, and to remarket its off-lease equipment at prices that are equal to or greater than its book value. In addition to the factors discussed above which could cause actual results to differ from those projected, other factors which could cause actual results to differ from expected include the following:

     Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of September 30, 1999, the Company had only two significant vendor leasing programs and had signed agreements for other vendor leasing programs which are not significant. While the Company believes it has the ability and capacity to develop large vendor leasing programs, other than the two it is currently servicing there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

     During the last quarter of Fiscal Year 1998 the Company redefined its underwriting policies in order to broaden the base of potential lessees. These policy changes resulted in a greater focus on very short-term leases, expanding the business with customers that traditionally are of lower credit quality, and accepting significantly larger transactions from credit-worthy customers at gross margins which are lower than had been accepted in the past. These changes resulted in an increased level of transaction and portfolio risk for the Company and an increased reliance on recourse financing. These changes will continue to impact the Company's gross and net leasing margins into the future.

     Highly Competitive Industry. The equipment leasing business is highly competitive. The Company competes with numerous companies, including leasing companies, commercial banks, and financial institutions, some of which the Company relies on to obtain capital to finance its leases. Most of the Company's competitors are significantly larger and have substantially greater resources than the Company. The Company typically chooses not to compete with large leasing companies for those leases in which the cost of the equipment greatly exceeds the amount of non-recourse financing available.

     Financing. The Company's growth and profitability are dependent to a great extent on the Company's ability to finance revenue producing assets. Company financial performance, as well as continued reduction in the amount of non-performing assets, have enhanced the Company's ability to obtain required financing. However, the recent increases in vendor operating leases have resulted in an increased reliance on recourse debt to finance the Company. While the Company has been successful in obtaining required recourse and non-recourse financing to date, there is no assurance that all required financing will be available in the future and the Company's failure to obtain required financing would limit its growth and jeopardize its relationship with its two largest vendors.

     Major Customers/Vendors. At September 30, 1999 and March 31,1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

     However, 46.3% and 30.0% of the Company's total leasing revenue for the six months ended September 30, 1999, and 47.2% and 15.0% of the Company's total leasing revenue for the six months ended September 30, 1998, were generated through two vendor leasing programs. During the second quarter of fiscal year 1999, the largest vendor informed the Company that the vendor intended to enter the leasing business and write leases on its own behalf. The vendor has advised the Company that it would continue to utilize the Company in the vendor's niche markets. Subsequent to the notice, the Company's volume of new leases from this vendor has increased. However, as in any vendor program, there is no assurance how long this increased utilization will continue. If the relationship with either of its two large vendors were to change resulting in a reduction in the volume of new leases, the Company would continue to realize declining revenues attributable to this vendor's existing equipment under lease for a period of one to three years. To the extent that the Company would be unable to replace that declining volume and revenue with increased leasing business from other vendors, the Company's future financial results would be materially and adversely affected.

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

          (a)  The Company held its Annual Meeting on September 8, 1999.

          (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

               The shareholders set the number of directors at four (4) by a vote of 6,975,076 shares in favor, with 4,700 shares voted against and 25,250 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                         Number of                 Number of
            Nominee                      Votes For               Votes Against

            Peter J. King                6,997,226                   7,800
            Donald R. Brattain           6,997,226                   7,800
            Thomas R. King               6,997,226                   7,800
            Jeffrey G. Jacobsen          6,997,226                   7,800



ITEM 5.  Other Information - None.


ITEM 6.  Exhibits and Report on Form 8-K

          A.   Exhibits

               See Exhibit index immediately following signature page

          B.   Form 8-K

               There have been no current reports on Form 8-K filed on behalf of the Company during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SUNRISE INTERNATIONAL LEASING CORPORATION




Date:  November 5, 1999       By: /s/ Peter J. King
                                  Peter J King, Chairman of the Board,
                                  Chief Executive Officer and Director
                                  (principal executive officer)



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

September 30, 1999


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