Form 10-Q
period 1999-12-31
SUNRISE INTERNATIONAL LEASING CORP
filed 2000-02-09
CIK 879022

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For the Quarter Ended                                   Commission File Number
    December 31, 1999                                              0-19516


                    SUNRISE INTERNATIONAL LEASING CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      41-1632858
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

    6,636,253 shares of Common Stock, $.01 par value as of January 25, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Included herein is the following unaudited financial information:

          Consolidated Balance Sheets as of December 31, 1999 and March 31,
          1999.

          Consolidated Statements of Income for the three and nine month periods ended December 31, 1999 and 1998.

          Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1999 and 1998.

          Notes to Consolidated Financial Statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                    December 31,     March 31,
                                                                                         1999          1999
                                                                                 ---------------   ----------------
ASSETS:
   Cash and cash equivalents                                                        $  1,179,000     $      963,000
   Accounts receivable, less allowance for doubtful accounts
     of $305,000 and $368,000, respectively                                            2,143,000          1,306,000
   Loans receivable                                                                    1,961,000          2,556,000

   Investment in leasing operations:
     Operating leases - Equipment                                                    186,186,000        111,953,000
     Less: Operating leases - Accumulated depreciation                                57,867,000         36,518,000
                                                                                 ---------------   ----------------
     Operating leases - Net book value                                               128,319,000         75,435,000
     Direct financing leases                                                          20,235,000         14,880,000
     Equipment held for lease                                                          3,945,000          4,914,000
     Inventory held for sale                                                             109,000             57,000
     Initial direct costs                                                                128,000            205,000
                                                                                 ---------------   ----------------
         Total investment in leasing operations                                      152,971,000         95,491,000
                                                                                 ---------------   ----------------

   Furniture and fixtures, less accumulated depreciation of
     $744,000 and $652,000, respectively                                                 241,000            242,000
   Deferred tax asset                                                                  1,364,000          1,364,000
   Other assets                                                                        1,730,000          1,093,000
                                                                                 ---------------   ----------------
         Total Assets                                                            $   161,354,000   $    103,015,000
                                                                                 ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements
     Borrowings under lines of credit                                            $    27,028,000   $      4,156,000
     Discounted lease rentals                                                          9,019,000         13,589,000
     Term notes                                                                       65,239,000         22,011,000
     Notes payable to King Management Corporation                                      5,433,000          8,476,000
                                                                                 ---------------   ----------------
         Total financing arrangements                                                106,719,000         48,232,000
                                                                                 ---------------   ----------------
   Accounts payable                                                                    3,744,000          8,988,000
   Accrued liabilities                                                                 5,905,000          1,821,000
   Customer deposits                                                                  12,705,000          4,804,000
   Income taxes payable                                                                  453,000          6,764,000
                                                                              ------------------   ----------------
           Total Liabilities                                                         129,526,000         70,609,000
                                                                              ------------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 17,500,000 shares authorized,
     7,832,000 shares issued                                                              78,000             78,000
   Preferred stock, undesignated, par value $.01 per share,
     2,500,000 shares authorized, none issued or outstanding
   Additional paid-in capital                                                         27,840,000         27,810,000
   Retained earnings                                                                   8,989,000          6,713,000
                                                                              ------------------   ----------------
                                                                                     36,907,000      34,601,000
   Common stock in treasury at cost - 1,196,000 and 566,000
      shares, respectively                                                           (5,079,000)        (2,195,000)
                                                                              -----------------    ---------------
         Total  Stockholders' Equity                                                 31,828,000         32,406,000
                                                                              -----------------    ---------------
         Total Liabilities and Stockholders' Equity                           $     161,354,000    $   103,015,000
                                                                              =================    ===============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months                      Nine Months
                                                 Ended December 31,                 Ended December 31,
                                            ----------------------------      ----------------------------
                                               1999               1998            1999             1998
                                            -----------      -----------      -----------      -----------
REVENUES
   Operating leases                         $18,887,000      $10,548,000      $49,723,000      $28,705,000
   Direct financing leases                      926,000          679,000        2,631,000        2,228,000
   Equipment sales                            3,220,000        1,865,000        7,235,000        5,435,000
   Interest Income                                                                                  15,000
   Fee income                                    80,000           61,000          181,000          235,000
                                            -----------      -----------      -----------      -----------
     Total Revenues                          23,113,000       13,153,000       59,770,000       36,618,000
                                            -----------      -----------      -----------      -----------

COSTS AND EXPENSES
   Depreciation                              14,202,000        6,967,000       36,178,000       18,344,000
   Interest                                   2,081,000          926,000        4,629,000        2,897,000
   Provision for lease and loan losses        1,054,000          726,000        2,512,000        1,555,000
   Cost of equipment sold                     3,213,000        1,679,000        6,993,000        5,101,000
   Compensation expense                         873,000          806,000        2,761,000        2,403,000
   Other operating expenses                   1,076,000          568,000        2,774,000        2,105,000
                                            -----------      -----------      -----------      -----------
     Total Costs and Expenses                22,499,000       11,672,000       55,847,000       32,405,000
                                            -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS
   BEFORE PROVISION
   FOR INCOME TAXES                             614,000        1,481,000        3,923,000        4,213,000

PROVISION FOR INCOME TAXES                      258,000          540,000        1,648,000        1,769,000
                                            -----------      -----------      -----------      -----------

NET INCOME                                  $   356,000      $   941,000      $ 2,275,000      $ 2,444,000
                                            ===========      ===========      ===========      ===========

NET INCOME PER COMMON
     Basic                                  $      0.05      $      0.12      $      0.32      $      0.32
                                            ===========      ===========      ===========      ===========
     Diluted                                $      0.05      $      0.12      $      0.31      $      0.31
                                            ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING
     Basic                                    6,634,000        7,585,000        7,050,000        7,736,000
                                            ===========      ===========      ===========      ===========
     Diluted                                  7,141,000        7,625,000        7,453,000        7,767,000
                                            ===========      ===========      ===========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                Nine Months
                                                                                            Ended December 31,
                                                                                        1999                1998
                                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $     2,275,000     $     2,444,000
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for lease and loan losses                                                   2,512,000           1,555,000
    Depreciation and amortization                                                        36,287,000          18,609,000
    Stock options issued to non-employees                                                    15,000              40,000
    Change in operating assets and liabilities:
        Accounts receivable                                                              (1,392,000)            370,000
        Income taxes                                                                     (6,311,000)          1,625,000
        Other assets                                                                       (672,000)          1,271,000
        Inventory held for sale                                                             (52,000)             (7,000)
        Accounts payable/Accrued liabilities                                             (1,160,000)            513,000
        Customer Deposits                                                                 7,900,000           2,224,000
                                                                                    ---------------     ---------------
           NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                                                 39,402,000          27,618,000
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment for lease, net cost of equipment sold                        (105,809,000)        (31,788,000)
    Principal portion of direct financing leases collected                               10,543,000          10,850,000
    Principal portion of loans receivable collected                                         595,000             938,000
    Purchase of furniture and fixtures                                                     (138,000)            (18,000)
                                                                                    ----------------    ---------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (94,809,000)        (20,018,000)
                                                                                    ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on lines of credit                                                       126,872,000          34,380,000
    Payments on lines of credit                                                        (103,998,000)        (23,316,000)
    Proceeds from term notes                                                             56,640,000           ---
    Payments on term notes                                                              (13,411,000)         (5,850,000)
    Proceeds from discounted lease financing                                              4,327,000           4,192,000
    Payments on discounted lease financing                                               (8,896,000)        (13,367,000)
    Proceeds from notes payable to related party                                          9,998,000           4,295,000
    Payments on notes payable to related party                                          (13,041,000)         (7,321,000)
    Stock options exercised                                                                  16,000              99,000
    Purchase of treasury stock                                                           (2,884,000)         (2,195,000)
                                                                                    ----------------    ----------------
        NET CASH PROVIDED BY/ (USED IN)
              FINANCING ACTIVITIES                                                       55,623,000          (9,083,000)
                                                                                    ---------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        216,000          (1,483,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            963,000           2,140,000
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     1,179,000     $       657,000
                                                                                    ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                                   $     3,998,000     $     1,646,000
    Income taxes paid                                                               $     8,054,000     $        28,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNRISE INTERNATIONAL LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Sunrise International Leasing Corporation (formerly known as Sunrise Resources, Inc.) and Subsidiaries (the Company) as of December 31, 1999 and March 31, 1999 and the results of operations and cash flows for the nine months ended December 31, 1999 and 1998. All such adjustments are of a normal and recurring nature.

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

2.   INCOME TAXES

Income tax expense has been provided based on management's estimate of the annualized effective tax rate of 42% for the nine months ended December 31, 1999 and 1998.

3.   LOANS RECEIVABLE

The Company discontinued its loan activities in fiscal 1997. As of December 31, 1999 and March 31, 1999, the loan receivable portfolio was comprised of a single loan.

4.   FINANCING ARRANGEMENTS

Lines of Credit

The Company has a $25,000,000 line of credit facility with US Bank for use in its operations. The balance outstanding on this line of credit at December 31, 1999 and March 31, 1999 was $12,028,000 and $4,156,000 respectively. Advances are at prime (8.5% at December 31, 1999) and are collateralized by substantially all unsecured assets of the Company. This line of credit facility matures on February 28, 2000, and the Company anticipates that it will be extended on similar terms.

The Company has a $15,000,000 line of credit facility with Firstar Bank for use in its operations. The balance outstanding on this line of credit at December 31, 1999 was $15,000,000. Advances under this line are at prime minus .5% (8.0% at December 31, 1999) and are collateralized by specific leases and equipment. This line of credit facility matures on September 30, 2000.

These credit facilities require compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends and require compliance with other non-financial covenants. As of December 31, 1999, the Company is in compliance with the terms of these agreements.

Term Debt Summary

                                                            Loan and
Financial                                                 Interest Balance          Interest Rate
Institution               Date of Loan    Amount of Loan    @ 12/31/99               @ 12/31/99
------------              ------------    --------------    -----------             ------------

King Management                3/98         4,864,000        1,247,000                   8.25%
Corporation

National City Bank             2/99         6,500,000        3,929,000                   8.50%
of Minneapolis

U.S. Bank Leasing              3/99         5,000,000        3,434,000                   8.15%

Community First Financial      3/99        10,000,000        5,777,000                   7.75%
of Fargo

King Management                6/99         4,997,000        4,186,000                   8.25%
Corporation

U.S. Bank Leasing              7/99         5,004,000        4,433,000                   8.25%

Heller Financial               8/99        10,348,000        8,845,000                   8.78%

Heller Financial               8/99        10,022,000        8,753,000                   8.78%

Heller Financial               9/99        10,128,000        9,136,000                   8.78%

US Bank Leasing                12/99        5,000,000        5,003,000                   8.50%

Heller Financial               11/99        9,496,000        9,265,000                   8.80%

Heller Financial               12/99        6,641,000        6,664,000                   8.82%
                                          -----------      -----------

Total                                     $88,000,000      $70,672,000

All of the facilities outlined above are secured by specific leases and equipment and require compliance with certain liquidity and net worth ratios. As of December 31, 1999, the Company is in compliance with the terms of these agreements.

Financing Arrangement with King Management Corporation - On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement as amended, for the period from July 1, 1997 through June 30, 2000, KMC has committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies and utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs, including making direct loans to the Company. From June 16, 1997 through December 31, 1999, KMC has provided term note financing to the Company totaling $29.8 million, with balances totaling $5.4 million at December 31, 1999. The notes bear interest at prime minus 0.25% (8.25% at December 31, 1999), and are secured by specific leases and equipment.

Discounted Lease Rentals

Discounted lease rentals consist of the following:


                                           December 31               March 31
                                               1999                    1999

         Non-recourse borrowings           $  8,851,000             $13,164,000
         Recourse borrowings                    168,000                 425,000
                                           ------------             -----------
                                           $  9,019,000             $13,589,000
                                           ============             ===========


The Company utilizes certain of its lease rentals receivable and underlying equipment in lease transactions as collateral to borrow from financial institutions at fixed rates primarily on a non-recourse basis. In the event of default by a lessee on a non-recourse borrowing, the financial institutions have a first lien on the underlying leased equipment with no further recourse against the Company. For recourse borrowings, the financial institution can seek recourse from the Company in addition to having a first lien on the asset. Most of the Company's current borrowings are recourse borrowings. The liability associated with the proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals are reduced by the interest method.

Certain recourse discounted lease rental agreements require the Company to maintain financial ratios and to comply with other covenants similar to those required in the Company's credit facility agreements. As of December 31, 1999, the Company was in compliance with such covenants.

5.    RELATED PARTY

Management Agreement

Pursuant to an agreement by and among the Company, Mr. Peter King and KMC, an affiliate of Mr. King, dated June 16, 1997, as amended on June 23, 1998 (the "Management Agreement"), it was agreed that Mr. King or KMC would provide certain management services to the Company through June 30, 2000. Pursuant to the Management Agreement, Mr. King will serve as an employee of the Company in the capacity of Chairman of the Board and Chief Executive Officer until June 30, 2000, at a salary of $200,000 per year. Pursuant to the Management Agreement, Mr. King was granted stock options to purchase an aggregate of 541,506 shares at $3.375 per share. On June 23, 1998, Mr. King was granted (i) a fully vested seven-year nonqualified stock option to purchase 250,000 shares at $3.25 per share under the Company's 1991 Stock Option Plan and (ii) a seven-year nonqualified cliff vesting stock option to purchase 400,000 shares at $3.25 per share outside of the Company's 1991 Stock Option Plan. The cliff vesting options vest after six years if Mr. King continues to be an employee of the Company. Vesting is accelerated if the Company's Common Stock attains certain agreed closing average stock prices, as reflected in the Nasdaq Market System, for a period of ten consecutive business days, as follows: 125,000 shares at $5.00, 125,000 shares of $6.00 and 150,000 shares at $7.00. The Management Agreement provides that Mr. King and/or KMC will provide certain services to the Company, including but not limited to working with management on current and prospective vendor relationships, monitoring problem leases and loans, assisting the Company on meeting financing requirements and working with the Company's bankers.

Management Proposal

As previously reported, the Company has signed a definitive merger agreement with The King Management Corporation (an affiliate of Peter King) for the acquisition of all of the outstanding shares of Sunrise common stock not held by King Management and affiliates.

Under the terms of the merger agreement, which was unanimously approved by a special committee of the Board of Directors, as well as the full Board of Directors, Sunrise will merge into King Management and Sunrise shareholders, who are not affiliated with King Management, will receive consideration of $5.25 per share in cash.

Consummation of the merger is subject to satisfaction of various conditions, including the ability of King Management to obtain the necessary financing to fund the costs of the acquisition. It is expected that a meeting of shareholders to vote on the merger will take place in the second quarter of this calendar year and, if approved, the closing of the transaction will occur shortly thereafter.

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

      For The Quarter Ended
         December 31, 1999                     ILC/Vendor              SLC/Direct                Total
         -----------------                     ----------              ----------            -------------

      Leasing Revenue                           $  17,725,000           $  2,168,000         $  19,893,000
      Less:  Depreciation                          12,864,000              1,338,000            14,202,000
      Interest Expense                              1,895,000                186,000             2,081,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          2,966,000                644,000             3,610,000
      Less:  Provision                                719,000                335,000             1,054,000
                                               --------------          -------------        --------------
      Leasing Net Margin                        $   2,247,000           $    309,000         $   2,556,000
                                                =============           ============         =============

      Equipment Sales Revenue                   $   3,066,000           $    154,000         $   3,220,000
      Less:  Cost of Equipment sold                 3,028,000                185,000             3,213,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                   $       38,000          $     (31,000)        $       7,000
                                               ==============          ==============        =============

      For The Quarter Ended
         December 31, 1998                     ILC/Vendor              SLC/Direct               Total
         -----------------                     ----------              ----------           --------------

      Leasing Revenue                           $   8,898,000           $  2,390,000          $ 11,288,000
      Less:  Depreciation                           5,580,000              1,387,000             6,967,000
             Interest Expense                         526,000                400,000               926,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          2,792,000                603,000             3,395,000
      Less:  Provision                                451,000                275,000               726,000
                                               --------------          -------------        --------------
      Leasing Net Margin                        $   2,341,000          $     328,000         $   2,669,000
                                                =============          =============         =============

      Equipment Sales Revenue                   $   1,154,000          $     711,000         $   1,865,000
      Less:  Cost of Equipment sold                 1,180,000                499,000             1,679,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                  $       (26,000)         $     212,000        $      186,000
                                              ================         =============        ==============

      For The Nine Months Ended
         December 31, 1999                     ILC/Vendor               SLC/Direct              Total
         -----------------                     ----------               ----------          --------------

      Leasing Revenue                            $ 45,536,000           $  6,999,000          $ 52,535,000
      Less:  Depreciation                          32,035,000              4,143,000            36,178,000
      Interest Expense                              3,999,000                630,000             4,629,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          9,502,000              2,226,000            11,728,000
      Less:  Provision                              1,847,000                665,000             2,512,000
                                               --------------          -------------        --------------
      Leasing Net Margin                         $  7,655,000           $  1,561,000          $  9,216,000
                                                 ============           ============          ============

      Equipment Sales Revenue                    $  6,174,000           $  1,061,000          $  7,235,000
      Less:  Cost of Equipment sold                 6,003,000                990,000             6,993,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                    $     171,000          $      71,000         $     242,000
                                                =============          =============         =============

      For The Nine Months Ended
         December 31, 1998                     ILC/Vendor               SLC/Direct              Total
         -----------------                     ----------               ----------          --------------

      Leasing Revenue                            $ 23,918,000           $  7,265,000          $ 31,183,000
      Less:  Depreciation                          14,373,000              3,971,000            18,344,000
             Interest Expense                       1,420,000              1,477,000             2,897,000
                                               --------------          -------------        --------------
      Leasing Gross Margin                          8,125,000              1,817,000             9,942,000
      Less:  Provision                              1,010,000                545,000             1,555,000
                                               --------------          -------------        --------------
      Leasing Net Margin                         $  7,115,000           $  1,272,000          $  8,387,000
                                                 ============           ============          ============

      Equipment Sales Revenue                    $  3,617,000            $ 1,818,000          $  5,435,000
      Less:  Cost of Equipment sold                 3,619,000              1,482,000             5,101,000
                                               --------------          -------------        --------------
      Equipment Gross Margin                  $        (2,000)          $    336,000         $     334,000
                                              ================          ============         =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Results of Operations for the Three and Nine Months Ended December 31, 1999 and 1998.

For the three and nine months ended December 31, 1999, total revenue increased $10.0 and $23.2 million, or 75.7% and 63.2%, respectively, compared to the previous year. For the same periods, net income decreased $585,000 and $169,000, or 62.2% and 6.9%, respectively.

For the three months ended December 31, 1999, consolidated leasing net margins decreased $113,000, or 4.2%, and increased $829,000, or 9.9%, for the nine month period ended December 31, 1999. See discussion by segment below for explanations of these variations.

Revenue from equipment sales increased $1,355,000 and $1,800,000, or 72.7% and 33.1% for the three and nine month periods, respectively, and gross margins on equipment sales decreased $179,000 and $92,000 for the three and nine month periods compared to the prior year.

For the three and nine month periods, compensation expenses increased $67,000 and $358,000, or 8.3% and 14.9%, respectively, due to increased salary expense for former KMC personnel who are now employees of Sunrise, a greater number of employees, and the increased cost of employer funded health care benefits.

For the three and nine month periods, other operating expenses increased $508,000 and $669,000, or 89.4% and 31.8%, respectively. For the three months and nine months periods respectively, other operating expenses included $313,000 and $445,000 of fees paid or accrued to be paid to financial advisors engaged by the Special Committee of the Board relating to the management proposal discussed in the Related Party section in footnote 5.

The income tax provision as a percentage of income before taxes was 42% in fiscal 2000 and fiscal 1999.

Segmented Results of Operations for the Three and Nine Months Ended December 31, 1999 and 1998.

ILC/Vendor

Vendor leasing revenues increased $8.8 and $21.6 million for the three and nine month periods, or 99.2% and 90.4%, respectively, over the corresponding periods in the previous fiscal year. Vendor leasing net margins decreased $94,000, or 4.0%, for the three month period, and increased $540,000, or 7.6%, for the nine month period. Leasing gross margins did not increase at the same rate as revenues due to the acceleration of depreciation made necessary by lower expected residual values for leased equipment, increases in interest expenses, and increases in the number of leases with lower margins. Net leasing margins were adversely affected by increased loss provisions made necessary by increased exposure due to portfolio growth and increased credit risks.

For the three and nine months ended December 31, 1999, equipment sales revenue increased $1.9 million and $2.6 million, or 165.7% and 70.7%, respectively. Gross margins from equipment sales increased to $38,000 and $171,000 for the same periods compared to negative margins of $26,000 and $2,000 for the prior year, primarily as a result of the lower book values due to accelerated depreciation charges in prior periods.

SLC/Direct

During the quarter ended September 30, 1999, the Company discontinued its efforts to expand this segment of the business. As a result, the Company's direct sales force was eliminated. The Company will continue to manage the SLC portfolio and expects to experience modest losses as the portfolio liquidates.

Direct leasing revenues decreased $222,000 and $266,000 for the three and nine month periods ended December 31, 1999, compared to the previous year, as new operating lease revenue was not adequate to offset the decline in direct finance lease revenue. SLC net leasing margins decreased $19,000, or 5.8% for the three month period ended December 31, 1999, primarily due to increased provisions for losses, and increased $289,000, or 22.7% for the nine month period ended December 31, 1999, primarily due to decreases in interest expenses.

For the three and nine months ended December 31, 1999, equipment sales revenue decreased $557,000, or 78.3%, and $757,000, or 41.6%, respectively. For the three and nine month periods gross margins decreased to a loss of $31,000 and a gain of $71,000 compared to positive gross margins of $212,000 and $336,000 for similar periods in the previous year.

Liquidity and Capital Resources

General

The Company uses a combination of its credit lines and internally generated cash flows to finance the acquisition of revenue generating equipment. At some point, after commencement of a lease, the Company includes the lease in a pool of many leases which are funded under amortizing term notes or assigns the remaining lease payment stream to a financial institution on a discounted, non-recourse basis. The proceeds received by the Company are used to reduce borrowings under the Company's credit lines. Where the Company finances the equipment cost either internally or on a recourse basis, the Company assumes the entire risk on its investment in the loan or equipment.

At December 31, 1999, the Company had total borrowings outstanding of $106.7 million. These borrowings consisted of $9.0 million of discounted lease rentals (of which $8.9 million were non-recourse), $27.0 million of borrowings under bank lines of credit, $65.2 million notes payable to financial institutions and $5.4 million of notes payable to KMC.

As of December 31, 1999, the Company had a total investment in leasing operations of $153.0 million, which compares to $95.5 million at March 31, 1999. The Company's investment in leasing operations includes equipment held for lease, which consists of equipment for which a lease has been signed but which has not yet commenced. The amount of equipment held for lease fluctuates significantly depending on the dollar amounts and commencement dates of the Company's leases. The increase in investment in leasing operations is a direct result of an increase in the vendor leasing business.

Net cash flow of $39.4 million was generated from operating activities for the nine months ended December 31, 1999. The Company also collected $11.1 million in direct financing leases and loans in addition to net cash provided by financing activities of $55.6 million. This cash flow was used to purchase $105.8 million of leasing equipment.

As previously reported, the Company discovered that certain errors had been made in prior year tax returns. These errors impact the timing of taxable income and accordingly the timing of income tax payments. The errors have no effect on reported income tax expense in the current year or any previous year; however, $3.6 million which was reflected as deferred tax liabilities at March 31, 1998 were reclassified to income taxes payable. The Company amended prior period tax returns during the quarter ended December 31, 1999, requiring payment of approximately $2.2 million in federal and state taxes plus interest.

At December 31, 1999, the Company had issued purchase orders for, and thereby committed to buy, $42.5 million of equipment to be leased to various customers. The Company does not have any other material commitments for capital expenditures.

Inflation has not been a significant factor in the Company's business in any of the periods presented.

Liquidity and Financing Sources

The Company maintains a $25 million line of credit with US Bank. Of this amount, $12.0 million had been utilized as of December 31, 1999. Advances under the line bear interest at prime and are collateralized by substantially all of the Company's unencumbered assets. This line of credit matures on February 28, 2000. The line of credit requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends, and requires compliance with other financial covenants. The Company is in compliance with the terms of this agreement.

On December 31, 1999, the Company established a $15 million revolving line of credit with Firstar Bank. As of December 31, 1999, $15 million was outstanding. Advances under the line will bear interest prime minus .5% and are collateralized by specific leases and equipment. This line of credit matures on September 30, 2000, and requires compliance with financial covenants, including the maintenance of certain liquidity and net worth ratios, prohibits the payment of dividends, and requires compliance with other financial covenants. The Company is in compliance with the terms of this agreement.

As summarized in Footnote 4 of the financial statements included in this Quarterly Report on Form 10-Q, in addition to the line of credit discussed above, the Company utilizes a variety of term funding sources to finance its investment in leasing assets.

The Company's reliance on additional financing has increased as a direct result of the increased volume of equipment purchases in the ILC/Vendor business. The Company believes that the proceeds of additional financing and/or sale of assets will be adequate to meet the Company's working capital needs.

Financing Arrangement with The King Management Corporation

On June 16, 1997, the Company entered into a financing arrangement with The King Management Corporation (KMC), an affiliate of Peter King, Chairman of the Board and CEO. Under the financing arrangement, as amended, for the period from July 1, 1997 through June 30, 2000, KMC committed to assist the Company in financing its vendor business including providing subordinated debt to cover any net worth covenant deficiencies and utilizing its balance sheet and borrowing capacity to provide funding for approved vendor programs, including making direct loans to the Company. From June 16, 1997 through December 31, 1999, KMC has provided term note financing totaling $29.8 million, with balances totaling $5.4 million at December 31, 1999. The notes bear interest at prime minus 0.25% (8.25% at December 31, 1999), and are secured by specific leases and equipment.

In consideration for the commitment described above and other services, the Company agreed to allow KMC to participate in specific percentages of vendor leasing transactions consummated during the period from July 1, 1997 through June 30, 2000. Specific leases are identified as the property of KMC and are not included in the Company's portfolio. For the quarter ended December 31, 1999 and 1998, KMC purchased leases in the amount of $12,649,000 and $3,616,000, respectively.

Interest expense paid to KMC related to the financing arrangements described above was $122,000 and $258,000, for the three months ended December 31, 1999 and 1998, respectively.

Stock Repurchase

On October 13, 1998, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company had allocated up to $5 million to purchase its common stock at suitable market prices. On April 23, 1999, the Board of Directors increased the stock repurchase program from $5 million to $7 million and granted management the authority to exercise its option to purchase the shares from KMC or make other purchases, either directly or through KMC as long as its ability to fund pending and future lease equipment purchases is not jeopardized. During the quarter ended December 31, 1998, the Company repurchased 566,400 shares from the public markets at a total cost of $2,195,000. On September 30, 1999, the Company repurchased 630,000 shares for a total cost of $2,884,000. These shares were purchased via exercise of an option held by Sunrise to purchase shares from KMC at KMC's cost plus interest. KMC originally purchased the shares of Sunrise in March of 1999, subject to the Sunrise purchase option. The repurchased shares are being held as treasury stock on the Company's balance sheet.

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

Future Growth. The Company's ability to grow at an acceptable rate is dependent to a great extent on the expansion of its vendor leasing business. The Company's ability to expand its vendor business is dependent upon successfully servicing existing vendor accounts and attracting new vendor accounts. As of December 31, 1999, the Company had only two significant vendor leasing programs and had signed agreements for other vendor leasing programs which are not significant. While the Company believes it has the ability and capacity to develop large vendor leasing programs, other than the two it is currently servicing there is no assurance that it will be successful in this regard or that it will be able to generate acceptable revenue growth.

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

The Company continues to monitor problem accounts as well as its reserves and provisions for losses. While the Company believes its reserves are currently adequate to cover current exposures, any increase in delinquencies and defaults would result in a requirement to increase provisions for losses which would further reduce net leasing margins.

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

Major Customers/Vendors. At December 31, 1999 and March 31,1998, no leases outstanding to any individual lessee exceeded 5% of the total lease portfolio, except in cases where the leases had been discounted without recourse to a financial institution.

However, 48.3% and 29.7% of the Company's total leasing revenue for the nine months ended December 31, 1999, and 46.9% and 16.9% of the Company's total leasing revenue for the nine months ended December 31, 1998, were generated through two vendor leasing programs. During the second quarter of fiscal year 1999, the largest vendor informed the Company that the vendor intended to enter the leasing business and write leases on its own behalf. The vendor has advised the Company that it would continue to utilize the Company in the vendor's niche markets. Subsequent to the notice, the Company's volume of new leases from this vendor has increased. However, as in any vendor program, there is no assurance how long this increased utilization will continue. If the relationship with either of its two large vendors were to change resulting in a reduction in the volume of new leases, the Company would continue to realize declining revenues attributable to this vendor's existing equipment under lease for a period of one to three years. To the extent that the Company would be unable to replace that declining volume and revenue with increased leasing business from other vendors, the Company's future financial results would be materially and adversely affected.

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

The Company continues to assess its depreciation methods and projected book values against market projections of used equipment values. The Company's review of depreciation methods is specific to individual vendor programs with changes made based upon each program's performance of book values relative to market values. The result to date has been continued acceleration of depreciation on revenue producing assets. If the trends towards shortened product life cycles continue, accelerated rates of depreciation will continue to adversely affect the Company's leasing margins.


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

ITEM 5.    Other Information - None.

ITEM 6.    Exhibits and Report on Form 8-K

           A.   Exhibits

                See Exhibit index immediately following signature page

           B.   Form 8-K

                There were no current reports on Form 8-K filed on behalf of the Company during the quarter ended December 31, 1999; however, a Form 8-K dated as of January 31, 2000 was filed to report the proposed merger of the Company with and into The King Management Corporation.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SUNRISE INTERNATIONAL LEASING CORPORATION



Date:  February 8, 2000        By: /s/ Peter J. King
                                   Peter J King, Chairman of the Board, Chief
                                   Executive Officer and Director (principal
                                   executive officer)



                               By: /s/ Jeffrey G. Jacobsen
                                   Jeffrey G. Jacobsen, Executive Vice President and Chief Financial Officer (principal financial officer)



                               By: /s/ James C. Teal
                                   James C. Teal, Corporate Controller
                                   (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-19516
For the quarter ended
December 31, 1999

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